Form 10QSB
period 1996-03-31
MEDICALCONTROL INC
filed 1996-05-15
CIK 897546

- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB

===============================================================================


 (Mark one)
    [XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31,1996


    [__]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    -------------

===============================================================================

                       Commission File Number:  1-11922
                                                -------

                             MEDICALCONTROL, INC.
       (Exact name of small business issuer as specified in its charter)

               Delaware                               75-2297429
     ----------------------------              ------------------------
       (State of incorporation)                (IRS Employer ID Number)

                  9649 Webb Chapel Road; Dallas, Texas  75220
                  -------------------------------------------
                   (Address of principal executive offices)

                                (214) 352-2666
                                --------------
                          (Issuer's telephone number)

===============================================================================

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X   NO
                                                               ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock -- 3,873,578 as of April 15, 1996.

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                               ---     ---

- -------------------------------------------------------------------------------

                             MEDICALCONTROL, INC.

               Form 10-QSB for the Quarter ended March 31, 1996

                               Table of Contents


                                                                       Page
                                                                       ----

PART I - FINANCIAL INFORMATION

 Item 1   Consolidated Financial Statements                              3

 Item 2   Management's Discussion and Analysis or Plan of Operation      9

PART II - OTHER INFORMATION

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                  (UNAUDITED)


                                                                         March 31,                  December 31,
                                                                            1996                        1995
                                                                       --------------              --------------
                    ASSETS
                    ------
CURRENT ASSETS
   Cash and cash equivalents                                              $1,785,270                  $1,651,475
   Accounts receivable - trade, net of allowance
         for doubtful accounts of $308,573 and
         $351,806                                                          1,930,179                   1,908,415
   Accounts receivable - premium                                             324,766                     438,978
   Accounts receivable - other                                                84,820                     343,629
   Prepaid income taxes                                                       29,665                     121,360
   Prepaid expenses and other current assets                                 113,273                     131,499
   Deferred income taxes                                                     199,497                     199,497
                                                                       --------------              --------------
      Total current assets                                                 4,467,470                   4,794,853

NOTE RECEIVABLE - OFFICER, including accrued interest                        344,262                     337,239

PROPERTY AND EQUIPMENT, NET                                                1,719,101                   1,790,333

GOODWILL, NET                                                              3,675,040                   3,707,306

INTANGIBLE AND OTHER ASSETS, NET                                           1,183,899                   1,270,400
                                                                       --------------              --------------

   TOTAL ASSETS                                                          $11,389,772                 $11,900,131
                                                                       ==============              ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
CURRENT LIABILITIES
   Accounts payable - trade                                                 $598,281                    $826,902
   Accounts payable - premium                                                634,523                     634,161
   Accrued liabilities                                                       556,905                     649,124
   Income taxes payable                                                       11,464                        -
   Borrowings under revolving bank lines of credit                           575,000                   1,000,000
   Current portion of long-term debt                                         758,912                     763,416
                                                                       --------------              --------------
      Total current liabilities                                            3,135,085                   3,873,603

NON-CURRENT LIABILITIES
   Long-term debt, net of current portion                                    511,658                     474,360
   Deferred income taxes                                                     395,351                     395,351

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock - $.10 par; 4,000,000
      shares authorized, no shares issued or outstanding                         -                           -
   Common stock - $.01 par: 8,000,000 shares
      authorized, 3,907,190 and 3,904,823 issued                              39,072                      39,048
   Additional paid-in capital                                              5,266,021                   5,258,192
   Retained earnings                                                       2,311,481                   2,128,473
                                                                       --------------              --------------
                                                                           7,616,574                   7,425,713
   Less: Treasury stock (33,612 shares), at cost                            (268,896)                   (268,896)
                                                                       --------------              --------------
      Total stockholders' equity                                           7,347,678                   7,156,817
                                                                       --------------              --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $11,389,772                 $11,900,131
                                                                       ==============              ==============

       The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (UNAUDITED)


                                                                  For the Three Months Ended
                                                                          March 31,
                                                          ---------------------------------------
                                                               1996                     1995
                                                          --------------           --------------
NET REVENUES                                               $  4,009,397             $  4,413,152
                                                          --------------           --------------

OPERATING EXPENSES
   Salaries and wages                                         2,002,357                2,572,440
   Other operating expenses                                   1,475,828                1,306,399
   Depreciation and amortization                                208,110                  124,536
                                                          --------------           --------------

      Total operating expenses                                3,686,295                4,003,375
                                                          --------------           --------------

INCOME FROM OPERATIONS                                          323,102                  409,777
                                                          --------------           --------------

OTHER INCOME (EXPENSE)
   Interest expense                                             (41,943)                 (70,115)
   Investment income                                                 -                    46,905
   Other                                                         24,310                    6,863
                                                          --------------           --------------

      Total other income (expense)                              (17,633)                 (16,347)
                                                          --------------           --------------

INCOME BEFORE INCOME TAXES                                      305,469                  393,430

Provision for income taxes                                      122,461                  154,899
                                                          --------------           --------------



NET INCOME                                                 $    183,008             $    238,531
                                                          ==============           ==============

Earnings per share - primary                               $       0.05             $       0.06
                                                          ==============           ==============

Weighted average number of shares outstanding                 3,998,132                4,328,313
                                                          ==============           ==============

       The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------

                                  (UNAUDITED)

                                                                                  Unrealized
                                                 Common Stock                    Holding Gains
                                            --------------------
                                                                     Additional   (Losses) of                             Total
                                              Shares                  Paid-in     Marketable    Retained    Treasury   Stockholders'
                                              Issued     Amount       Capital     Securities    Earnings       Stock      Equity
                                            ---------------------------------------------------------------------------------------
Balances at December 31, 1994               3,831,725   $ 38,317   $ 5,112,493   $ (280,560)   $ 2,449,406           -  $ 7,319,656

Exercise of stock options and warrants         60,450        605       239,981            -              -           -      240,586

Realized losses on sales
   of marketable securities                         -          -             -      280,560              -           -      280,560

Issuance of common stock                       12,648        126        64,695            -              -           -       64,821

Stock and warrant registration costs                -          -      (255,255)           -              -           -     (255,255)

Acquisition of treasury stock
   in connection with sale of subsidiary      (33,612)         -             -            -              -    (268,896)    (268,896)

Tax benefit on options exercised                    -          -        96,278            -              -           -       96,278

Net loss                                            -          -             -            -       (320,933)          -     (320,933)
                                            ---------------------------------------------------------------------------------------

Balance at December 31, 1995                3,871,211     39,048     5,258,192            -      2,128,473    (268,896)   7,156,817

Exercise of stock options                       2,367         24         7,829                                                7,853

Net income                                                                                         183,008                  183,008
                                            ---------------------------------------------------------------------------------------

Balance at March 31, 1996                   3,873,578   $ 39,072   $ 5,266,021     $      -    $ 2,311,481   $(268,896) $ 7,347,678
                                            =======================================================================================


        The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------

                    CONSOLIDATED STATEMENTS OF CASH  FLOWS
                    --------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                            ------------------------------------
                                                                                1996                   1995
                                                                            -------------          -------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income                                                                $   183,008            $   238,531
     Adjustments to reconcile net income
       to net cash provided by operations
       Depreciation and amortization                                             208,110                124,535
       Net changes in certain assets and liabilities
         Accounts receivable - trade                                             (21,764)              (370,118)
         Accounts receivable - premium                                           114,212                116,167
         Prepaid income taxes                                                     91,695                      -
         Prepaid expenses and other current assets                                19,063               (101,220)
         Accounts payable - trade                                               (228,621)               277,770
         Accounts payable - premium                                                  362               (591,588)
         Accrued liabilities                                                     (68,744)                94,010
                                                                            -------------          -------------

Net cash provided by (used in) operating activities                              297,321               (211,913)
                                                                            -------------          -------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
   Purchases of property and equipment                                           (18,948)              (213,739)
   Capitalized software development costs                                              -               (197,683)
   Proceeds from sale of GAS                                                     258,809                      -
   Net sales of marketable securities                                                  -                  7,081
                                                                            -------------          -------------

Net cash provided by (used in) investing activities                              239,861               (404,341)
                                                                            -------------          -------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
   Increase in note receivable - officer                                          (7,023)                  (838)
   Net drawdowns/(repayments) on revolving bank lines of credit                 (425,000)               780,418
   Proceeds (Payments) of long-term debt                                          20,783               (795,522)
   Proceeds from issuance of common stock                                          7,853                 29,691
   Stock and warrant registration costs                                                -                (88,483)
                                                                            -------------          -------------

Net cash used in financing activities                                           (403,387)               (74,734)
                                                                            -------------          -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             133,795               (690,988)

Cash and cash equivalents at beginning of period                               1,651,475              1,329,902
                                                                            -------------          -------------

Cash and cash equivalents at end of period                                    $1,785,270            $   638,914
                                                                            =============          =============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                 $   21,284            $    48,242
                                                                            =============          =============
Income taxes paid                                                             $   81,000            $     3,200
                                                                            =============          =============

       The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1996

                                  (UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. ("MCI"), a Delaware corporation, is a healthcare cost management company providing managed healthcare services primarily to employers which self-fund their benefit programs, insurance companies, and other managed care organizations. Through MCI and its subsidiaries (collectively the "Company"), the Company provides products and services which include healthcare cost containment programs, preferred provider organization ("PPO") network, large claim negotiation, third-party administration ("TPA") services, claims administration and data analysis and reporting to its customers. The Company's contracts with its customers are renewable annually and permit cancellation upon 30 to 60 days' notice.

NOTE 2 - BASIS OF PRESENTATION

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The Company believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB as amended for the fiscal year ended December 31, 1995, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-KSB.

NOTE 3 - EARNINGS PER SHARE

Earnings per share is computed using the weighted-average number of shares of common stock and common stock equivalents (calculated using the treasury stock method) outstanding during the year. Included in the 1996 and 1995 primary earnings per share calculation are 98,892 and 494,762 common stock equivalents, respectively.

NOTE 4 - REVOLVING BANK LINES OF CREDIT

The Company has revolving lines of credit with a bank with total availability of $1,000,000. As of March 31, 1996, outstanding borrowings under these agreements were $575,000. The lines of credit expire in May 1996. Management expects to be able to refinance these lines prior to their maturity and is in the process of making arrangements to negotiate new borrowing agreements. Outstanding borrowings at December 31, 1995, and March 31, 1996, have been classified as current liabilities in the accompanying consolidated balance sheets.

NOTE 5 - REGISTRATION STATEMENTS

During 1996, MCI has filed two registration statements with the Securities and Exchange Commission to register certain existing outstanding shares of common stock and to extend the expiration date of warrants issued in connection with MCI's 1993 initial public offering.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE QUARTER (OR THREE MONTHS) ENDED MARCH 31, 1996, COMPARED TO THE QUARTER (OR THREE MONTHS) ENDED MARCH 31, 1995.

(1)  RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 1996 decreased 9% to $4,009,397 from $4,413,152 for the comparable 1995 period. Excluding revenues generated by Group Administrators -San Antonio, Inc. ("GAS") which was sold effective December 31, 1995, net revenues decreased approximately $128,000 (3%). This decrease line resulted from PPO revenues decreasing approximately
$212,000 primarily due to the loss of two clients, offset by increased TPA revenues of approximately $84,000 due to the addition of new clients.

Net income for the quarter ended March 31, 1996 decreased 21% to $188,276 compared to $238,531 for the same period in 1995. Primary earnings per share for the first quarter of 1996 and 1995 were $.05 and $.06, respectively. Exclusive of the net operating results of GAS, net income decreased approximately $35,000 (15%), and primary earnings per share would have been $.05 for the 1995 period.

Salaries and wages decreased 22% to $2,002,357 from $2,572,440 for the quarter ended March 31, 1996, as compared to the prior year period. Excluding salaries and wages attributable GAS, salaries and wages decreased approximately $387,000 (15%). During the first half of 1995, salaries and wages increased significantly due to the Company's efforts to expand its contracted provider hospital and physician network, increased claims processing volumes, and the development of new products and services for its clients. During the last half of 1995 and continuing into 1996, salaries and wages have been reduced due to operating efficiencies identified in the above areas and continued improvements made to the Company's information systems.

Other operating expenses increased by approximately $164,000 for the three months ended March 31, 1996, or 13%, as compared to the three months ended March 31, 1995. Excluding operating expenses attributable to GAS, other operating expenses increased approximately $224,000 (17%). This increase was due primarily to approximately $210,000 of consulting costs (for information systems, marketing, and personnel needs) and approximately $164,000 of increased access fees (incurred in leasing host networks for national clients), offset by reduced travel, printing, and other general operating costs.

Depreciation and amortization increased to $208,110 from $124,536, or 67% for the comparable periods. This increase was due primarily to amortization of internally developed software projects completed in the first half of 1995. Exclusive of GAS, depreciation and amortization increased approximately $91,000 (72%) due to the reasons noted above.


(2)  LIQUIDITY

The Company had net working capital of $1,337,653 at March 31, 1996, compared to $921,250 at December 31, 1995. The increase is due primarily to payments made primarily due to cash flow from operations used to reduce accounts payable and outstanding borrowings under the Company's revolving lines of credit. Cash and cash equivalents were $1,785,270 at March 31, 1996 compared to $1,651,475 at December 31, 1995.

As of March 31, 1996, the Company had outstanding borrowings of $575,000 under its $1,000,000 revolving lines of credit with a bank. These credit facilities expire in May 1996. Management has begun negotiations to consolidate these lines and to make other changes that would provide the Company more borrowing flexibility. Management believes these negotiations to be successful.

(3)  CAPITAL REQUIREMENTS

Capital expenditures for the purchase of tangible property and equipment were $18,948 for the three months ended March 31, 1996. Management currently expects total capital expenditures for the remaining nine months of 1996 to be approximately $175,000.

In connection with the acquisition of DGA/DGIA, the Company will be required to make three semiannual note payments to these subsidiaries' former shareholders of $366,667 commencing June 30, 1996.

Management believes that cash flows from operations, cash on hand, and the anticipated extension of its revolving credit agreements, as discussed above, will be sufficient to fund liquidity needs and capital requirements for the foreseeable future.

Additionally, on March 29, 1996, the Company filed a post effective amendment to its registration statement with the Securities and Exchange Commission to maintain the registration of 1,080,000 shares of common stock underlying the Warrants and Underwriters' Warrants included in the Company's May 1993 initial public offering. The registration statement has not yet been declared effective. To the extent these Warrants and Underwriters' Warrants are exercised, the Company's liquidity would be further enhanced.

The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

PART II - OTHER INFORMATION

 ITEM 1 - LEGAL PROCEEDINGS

  None

 ITEM 2 - CHANGES IN SECURITIES

  None

 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

  None

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

 ITEM 5 - OTHER INFORMATION

  None

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICALCONTROL, INC.



May __, 1996                            ___________________________________
                                        John Ward Hunt
                                        President, Chief Executive Officer,
                                        and Chief Financial Officer