Form 10QSB
period 1996-06-30
MEDICALCONTROL INC
filed 1996-08-12
CIK 897546

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-QSB

                            ----------------------

(Mark one)
    XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
- ---------     EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996


- ---------     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT OF 1934

        For the transition period from ______________ to _____________


                            ----------------------


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


                            ----------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X   NO
                                                               ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock -- 3,904,823 as of August 12, 1996

Transitional Small Business Disclosure Format (check one):  YES     NO  X
                                                                ---    ---

                             MEDICALCONTROL, INC.

                Form 10-QSB for the Quarter ended June 30, 1996

                               Table of Contents


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

 Item 1    Consolidated Financial Statements                                3

 Item 2    Management's Discussion and Analysis or Plan of Operation        8

PART II - OTHER INFORMATION

 Item 4    Submission of Matters to a Vote of Security Holders             10

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                  (UNAUDITED)

                                                                 June 30,        December 31,
                        ASSETS                                     1996              1995
                        ------                                 -------------     --------------
CURRENT ASSETS
   Cash and cash equivalents                                    $ 2,156,374        $ 1,651,475
   Accounts receivable - trade, net of allowance
    for doubtful accounts of $309,000 and
    $352,000                                                      1,778,937          1,908,415
   Accounts receivable - premium                                    289,576            438,978
   Accounts receivable - other                                       93,455            343,629
   Prepaid income taxes                                             123,167            121,360
   Prepaid expenses and other current assets                         87,212            131,499
   Deferred income taxes                                            199,497            199,497
                                                                -----------        -----------
   Total current assets                                           4,728,218          4,794,853

NOTE RECEIVABLE - OFFICER, including accrued interest               351,180            337,239

PROPERTY AND EQUIPMENT, NET                                       1,653,196          1,790,333

GOODWILL, NET                                                     3,631,444          3,707,306

INTANGIBLE AND OTHER ASSETS, NET                                  1,110,970          1,270,400
                                                                -----------        -----------
   TOTAL ASSETS                                                 $11,475,008        $11,900,131
                                                                ===========        ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES
   Accounts payable - trade                                     $   615,518        $   826,902
   Accounts payable - premium                                       540,536            634,161
   Accrued liabilities                                              655,397            649,124
   Current portion of long-term debt                                782,157            763,416
                                                                -----------        -----------
   Total current liabilities                                      2,593,608          2,873,603

NON-CURRENT LIABILITIES
   Borrowings under revolving bank lines of credit                  550,000          1,000,000
   Long-term debt, net of current portion                           485,873            474,360
   Deferred income taxes                                            395,351            395,351

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock - $.10 par; 4,000,000
    shares authorized, no shares issued or outstanding                    -                 -
   Common stock - $.01 par: 8,000,000 shares
    authorized, 3,907,190 and 3,904,823 issued                       39,072             39,048
   Additional paid-in capital                                     5,242,794          5,258,192
   Retained earnings                                              2,437,206          2,128,473
                                                                -----------        -----------
                                                                  7,719,072          7,425,713
   Less: Treasury stock (33,612 shares), at cost                   (268,896)          (268,896)
                                                                -----------        -----------
   Total stockholders' equity                                     7,450,176          7,156,817
                                                                -----------        -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $11,475,008        $11,900,131
                                                                ===========        ===========

        The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (UNAUDITED)

                                                 For the Three Months Ended    For the Six Months Ended
                                                          June 30,                     June 30,
                                                ----------------------------  --------------------------
                                                    1996           1995           1996          1995
                                                -------------  -------------  ------------  ------------
NET REVENUES                                      $3,847,618     $4,311,874    $7,857,015    $8,731,530
                                                  ----------     ----------    ----------    ----------

OPERATING EXPENSES
   Salaries and wages                              2,042,512      2,524,456     4,044,869     5,096,897
   Other operating expenses                        1,425,343      1,379,227     2,901,171     2,707,939
   Depreciation and amortization                     208,453        168,843       416,563       293,378
                                                  ----------     ----------    ----------    ----------
    Total operating expenses                       3,676,308      4,072,526     7,362,603     8,098,214
                                                  ----------     ----------    ----------    ----------
INCOME FROM OPERATIONS                               171,310        239,348       494,412       633,316
                                                  ----------     ----------    ----------    ----------

OTHER INCOME (EXPENSE)
   Interest expense                                  (32,072)       (86,520)      (74,015)     (156,635)
   Investment income                                  46,553         62,346        46,553       124,552
   Other                                              (2,490)         2,159        21,820         9,530
                                                  ----------     ----------    ----------    ----------
    Total other income (expense)                      11,991        (22,015)       (5,642)      (22,553)
                                                  ----------     ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                           183,301        217,333       488,770       610,763

Provision for income taxes                            57,576         66,265       180,037       221,164
                                                  ----------     ----------    ----------    ----------

NET INCOME                                        $  125,725     $  151,068    $  308,733    $  389,599
                                                  ==========     ==========    ==========    ==========

Earnings per share                                $     0.03     $     0.04    $     0.08    $     0.09
                                                  ==========     ==========    ==========    ==========

Weighted average number ofshares outstanding       4,020,104      4,216,864     4,018,799     4,265,367
                                                  ==========     ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (UNAUDITED)
                                  ----------

                                                                    For the Six Months Ended
                                                                             June 30,
                                                                   --------------------------
                                                                       1996          1995
                                                                   -----------    -----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income                                                         $  308,733     $  389,599
  Adjustments to reconcile net income
   to net cash provided by operations
   Depreciation and amortization                                      416,563        293,378
   Net changes in certain assets and liabilities
     Accounts receivable - trade                                      129,478       (523,538)
     Accounts receivable - premium                                    149,402        332,352
     Prepaid expenses and other current assets                         42,478        (58,552)
     Accounts payable- trade                                         (211,384)       160,910
     Accounts payable - premium                                       (93,625)      (415,392)
     Accrued liabilities                                                6,273        271,947
                                                                   ----------     ----------
Net cash provided by operating activities                             747,918        450,704
                                                                   ----------     ----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
   Purchases of property and equipment                                (44,132)      (316,609)
   Capitalized software development costs                                   -       (511,844)
   Proceeds from sale of subsidiary                                   250,174
   Net sales of marketable securities                                       -        (10,962)
                                                                   ----------     ----------
Net cash provided by (used in) investing activities                   206,042       (839,415)
                                                                   ----------     ----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
   Increase in note receivable-officer                                (13,941)       (13,941)
   Net drawdowns/(repayments) on revolving bank lines of credit      (450,000)     1,130,418
   Proceeds (Payments) of long-term debt                               30,254       (755,936)
   Proceeds from issuance of common stock                               7,853        104,853
    Stock and warrant registration costs                              (23,227)      (158,494)
                                                                   ----------     ----------
Net cash provided by (used in) financing activities                  (449,061)       306,900
                                                                   ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  504,899        (81,811)

Cash and cash equivalents at beginning of period                    1,651,475      1,329,902
                                                                   ----------     ----------
Cash and cash equivalents at end of period                         $2,156,374     $1,248,091
                                                                   ==========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                      $   57,031     $  156,635
                                                                   ==========     ==========
Income taxes paid                                                  $  141,000     $   34,820
                                                                   ==========     ==========

        The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996

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

NOTE 3 - EARNINGS PER SHARE

Earnings per share is computed using the weighted-average number of shares of common stock and common stock equivalents (calculated using the treasury stock method) outstanding during the year. Included in the six months ended June 30, 1996, primary earnings per share calculation are 112,585 common stock equivalents and 112,914 for the quarter ended June 30, 1996.

NOTE 4 - DEBT

On May 31, 1996, the Company refinanced its revolving bank lines of credit totaling $1,000,000 on terms substantially consistent with the prior arrangements, except the lines were consolidated into a single note agreement which matures on May 31, 1998. As of June 30, 1996, borrowings under this line of credit were $550,000.

NOTE 5 - REGISTRATION STATEMENTS

During 1996, MCI has filed two registration statements with the Securities and Exchange Commission to register certain existing outstanding shares of common stock and to extend the expiration date of warrants issued in connection with MCI's 1993 initial public offering.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE SIX MONTHS AND QUARTER ENDED JUNE 30, 1996, COMPARED TO THE SIX MONTHS AND QUARTER ENDED JUNE 30, 1995

(1)  RESULTS OF OPERATIONS

Net revenues for the three months ended June 30, 1996, decreased 11% to $3,847,618 from $4,311,874 for the comparable period ended June 30, 1995, and decreased 10% to $7,857,015 from $8,731,530 for the six months ended June 30, 1996, compared to the comparable period ended June 30, 1995. Excluding revenues generated by Group Administrators - San Antonio, Inc. ("GAS") which was sold effective December 31, 1995, revenues decreased 4% for the three months ended June 30, 1996, compared to three months ended June 30, 1995, and 4% for the comparable six month period ended June 30, 1996. This decline resulted from PPO revenues declining primarily due to the loss of two clients in 1996.

Net income decreased 17% to $125,725 from $151,068 for the three months ended June 30, 1996, and June 30, 1995, respectively. Net income decreased 21% to $308,733 from $389,599 for the six months ended June 30, 1996, and June 30, 1995, respectively. Primary earnings per share decreased to $.03 from $.04 for the three months ended June 30, 1996, and to $.08 from $.09 for the six month period as compared to the prior year. Exclusive of the net operating results of GAS, net income decreased approximately $9,900 (7%) for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995, and decreased approximately $50,000 (14%) for the six months ended June 30, 1996, compared to the same period ended June 30, 1995.

Salaries and wages decreased 19% to $2,042,512 from $2,524,456 for the three months ended June 30, 1996, as compared to prior year period. For the six months ended June 30, 1996, and 1995, respectively, salaries and wages decreased 21% to $4,044,869 from $5,096,897. Exclusive of the salaries and wages attributable to GAS, salaries and wages decreased approximately $277,000 (12%) for the three months ended June 30, 1996, as compared to the prior year period, and decreased approximately $664,000 (14%) for the six month period ended June 30, 1996 as compared to the prior period. During the first half of 1995, salaries and wages increased significantly due to the Company's efforts to expand its contracted provider hospital and physician network, increased claims processing volumes, and the development of new products and services for its clients. During the last half of 1995 and continuing into 1996, salaries and wages have been reduced due to operating efficiencies identified in the above areas and continued improvements made to the Company's information systems.

Other operating expenses increased by approximately $46,000 (3%) for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995. Other operating expenses increased approximately $193,000 (7%) for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. Exclusive of the other operating expenses attributable to GAS, other operating expenses increased approximately $101,000 (8%) for the three months ended June 30, 1996, as compared to the prior year period, and increased approximately $307,000 (12%) for the six month period ended June 30, 1996 as compared to the prior period. The increase was primarily due to increased consulting costs (for information systems, marketing, and personnel needs) and increased access fees (incurred in leasing host networks for national clients), offset by reduced travel, printing, and other general operating costs.

Depreciation and amortization increased to $208,453 from $168,843, or 23% for the three month comparable periods ending June 30, 1996, and June 30, 1995, respectively. Depreciation and amortization increased to $416,563 from $293,378, or 42% for the six month comparable periods ending June 30, 1996, and June 30, 1995, respectively. This increase was due primarily to amortization of internally developed software projects completed in the first half of 1995. Exclusive of GAS, depreciation and amortization increased approximately 48,000 (30%) and $139,000 (50%) for the three and six month periods ended June 30, 1996, respectively, as compared to the same periods during 1995.

(2)  LIQUIDITY

The Company had net working capital of $1,584,610 at June 30, 1996, compared to $921,250 at December 31, 1995. The increase is primarily due to cash flow from operations used to reduce accounts payable and outstanding borrowings under the Company's revolving line of credit. Cash and cash equivalents were $2,156,374 at June 30, 1996 compared to $1,651,475 at December 31, 1995.

On May 31, 1996, the Company refinanced its revolving bank lines of credit totaling $1,000,000 on terms substantially consistent with the prior arrangements, except the lines were consolidated into a single note agreement which matures on May 31, 1998. As of June 30, 1996, borrowings under this line of credit were $550,000.

(3)  CAPITAL REQUIREMENTS

Capital expenditures for the purchase of tangible property and equipment were $44,132 for the six months ended June 30, 1996. Management currently expects total capital expenditures for the remaining six months of 1996 to be approximately $200,000.

In connection with the acquisition of DGA/DGIA, the Company will be required to make three semiannual note payments to these subsidiaries' former shareholders of $366,667 commencing June 30, 1996. The June 1996 installment was paid immediately subsequent to the quarter end. Accordingly, the accompanying balance sheet reflects this debt as being outstanding at June 30, 1996.

Management believes that cash flows from operations, cash on hand, and the borrowing capacity under the company's line of credit, as discussed above, will be sufficient to fund liquidity needs and capital requirements for the foreseeable future.

Additionally, on March 29, 1996, the Company filed a post effective amendment to its registration statement with the Securities and Exchange Commission to maintain the registration of 1,080,000 shares of common stock underlying the Warrants and Underwriters' Warrants included in the Company's May 1993 initial public offering. The registration statement has been declared effective. To the extent these Warrants and Underwriters' Warrants are exercised, the Company's liquidity would be further enhanced.

The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

PART II - OTHER INFORMATION

 ITEM 1 - LEGAL PROCEEDINGS

  None

 ITEM 2 - CHANGES IN SECURITIES

  None

 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

  None

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Submissions of matters through the solicitation of proxies were provided to security holders during the three month period ended June 30, 1996. These matters were voted on May 15, 1996, at the annual shareholders meeting. The annual meeting involved the election of directors. The following individuals were elected as directors of the Company:

           NAME                     POSITION            FOR     AGAINST  ABSTAIN
- ---------------------------  ----------------------  ---------  -------  -------
John Ward Hunt               President, Chief        3,582,996        0    2,366
                             Executive Officer,
                             Chairman of the Board
                             of Directors
David Samuel Coats           Director                3,582,996        0    2,366
Robert W. Philip             Director                3,582,996        0    2,366
William L. Amos , M.D.       Director                3,582,996        0    2,366

One additional item was voted on during the shareholders meeting.

 The ratification and approval of the selection by the Board of Directors of Arthur Andersen LLP as independent auditors of the Company and its subsidiaries for fiscal year ending December 31, 1995.

 For:    3,580,865      Against:         4,397      Abstain:     100


 ITEM 5 - OTHER INFORMATION

  None

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICALCONTROL, INC.



August 12, 1996                         /S/ JOHN WARD HUNT
                                        _______________________________________
                                        John Ward Hunt
                                        President
                                        Chief Executive Officer



                                        /S/ DAVID A. HANSON
                                        _______________________________________
                                        David A. Hanson
                                        Principal Accounting Officer