Form 10QSB
period 1996-09-30
MEDICALCONTROL INC
filed 1996-11-13
CIK 897546

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM 10-QSB
--------------------------------------------------------------------------------

(Mark one)
     XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------------
               EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 1996


               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
--------------
               EXCHANGE ACT OF 1934

                        For the transition period from __________ to _________

--------------------------------------------------------------------------------

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

                                (214) 352-2666
                                --------------
                          (Issuer's telephone number)
--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X   NO
                                                               ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 3,873,578 as of October 30, 1996

Transitional Small Business Disclosure Format (Check one):  YES     NO  X
                                                                ---    ---

                             MEDICALCONTROL, INC.

             Form 10-QSB for the Quarter ended September 30, 1996

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

PART II - OTHER INFORMATION

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (UNAUDITED)


                                                                       September 30,    December 31,
                                 ASSETS                                     1996           1995
                                 ------                                ------------    ------------
CURRENT ASSETS
      Cash and cash equivalents                                        $  1,535,243    $  1,651,475
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $200,000 and
            $352,000                                                      1,709,529       1,908,415
      Accounts receivable - premium                                         430,390         438,978
      Accounts receivable - other                                            88,500         343,629
      Prepaid income taxes                                                  103,863         121,360
      Prepaid expenses and other current assets                              95,857         131,499
      Deferred income taxes                                                 199,497         199,497
                                                                       ------------    ------------
         Total current assets                                             4,162,879       4,794,853

NOTE RECEIVABLE - OFFICER, including accrued interest                       358,206         337,239

PROPERTY AND EQUIPMENT, NET                                               1,667,118       1,790,333

GOODWILL, NET                                                             3,587,849       3,707,306

INTANGIBLE AND OTHER ASSETS, NET                                          1,038,332       1,270,400
                                                                       ------------    ------------
      TOTAL ASSETS                                                     $ 10,814,384    $ 11,900,131
                                                                       ============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
CURRENT LIABILITIES
      Accounts payable - trade                                         $    586,245    $    826,902
      Accounts payable - premium                                            697,562         634,161
      Accrued liabilities                                                   536,484         649,124
      Current portion of long-term debt                                     420,100         763,416
                                                                       ------------    ------------
         Total current liabilities                                        2,240,391       2,873,603

NON-CURRENT LIABILITIES
      Borrowings under revolving bank lines of credit                        65,000       1,000,000
      Long-term debt, net of current portion                                486,371         474,360
      Deferred income taxes                                                 395,351         395,351

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                    --              --
      Common stock - $.01 par: 8,000,000 shares
         authorized, 3,907,190 and 3,904,823 issued                          39,072          39,048
      Additional paid-in capital                                          5,224,979       5,258,192
      Retained earnings                                                   2,632,116       2,128,473
                                                                       ------------    ------------
                                                                          7,896,167       7,425,713
      Less: Treasury stock (33,612 shares), at cost                        (268,896)       (268,896)
                                                                       ------------    ------------
         Total stockholders' equity                                       7,627,271       7,156,817
                                                                       ------------    ------------
         TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 10,814,384    $ 11,900,131
                                                                       ============    ============

       The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (UNAUDITED)



                                                For the Three Months Ended       For the Nine Months Ended
                                                        September 30,                  September 30,
                                                ----------------------------    ----------------------------
                                                     1996           1995            1996             1995
                                                ----------------------------    ------------    ------------
NET REVENUES                                    $  3,877,213    $  4,574,437    $ 11,734,228    $ 13,305,968
                                                ------------    ------------    ------------    ------------
OPERATING EXPENSES
      Salaries and wages                           2,017,375       2,730,292       6,062,244       7,827,189
      Other operating expenses                     1,349,842       2,049,946       4,251,013       4,757,952
      Depreciation and amortization                  209,889         525,611         626,452         818,989
                                                ------------    ------------    ------------    ------------

         Total operating expenses                  3,577,106       5,305,849      10,939,709      13,404,130
                                                ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                               300,107        (731,412)        794,519         (98,162)
                                                ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
      Interest expense                               (11,640)        (84,155)        (85,655)       (240,668)
      Investment income                               23,124          59,652          69,677         184,260
      Realized losses on securities                 (253,432)                                     -(253,432)
      Other                                            5,360          (6,214)         27,180           3,136
                                                ------------    ------------    ------------    ------------
         Total other income (expense)                 16,844        (284,149)         11,202        (306,704)
                                                ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                           316,951      (1,015,561)        805,721        (404,866)

Provision (benefit)  for income taxes                122,041        (364,030)        302,078        (142,866)
                                                ------------    ------------    ------------    ------------



NET INCOME                                      $    194,910    $   (651,531)   $    503,643    $   (262,000)
                                                ============    ============    ============    ============
Earnings per share                              $       0.05          (0.1$)            0.$3           (0.07)
                                                ============    ============    ============    ============
Weighted average number of shares outstanding      3,955,353       3,866,124       3,955,507       3,849,031
                                                ============    ============    ============    ============


       The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (UNAUDITED)


                                                                     For the Nine Months Ended
                                                                            September 30,
                                                                     --------------------------
                                                                        1996           1995
                                                                     -----------    -----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income                                                        $   503,643    $  (262,000)
      Adjustments to reconcile net income
         to net cash provided by operations
      Depreciation and amortization                                      626,452        818,989
      Allowance for doubtful accounts                                    107,000        253,432
      Net changes in certain assets and liabilities
            Accounts receivable - trade                                   91,886       (680,836)
            Accounts receivable - premium                                  8,588       (149,464)
            Prepaid expenses and other current assets                     53,139       (123,265)
            Accounts payable - trade                                    (240,657)       700,489
            Accounts payable - premium                                    63,401       (168,127)
            Accrued liabilities                                         (112,640)       (17,324)
                                                                     -----------    -----------

Net cash provided by operating activities                              1,100,812        371,894
                                                                     -----------    -----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
      Purchases of property and equipment                               (151,712)      (385,155)
      Capitalized software development costs                                --         (511,845)
      Proceeds from sale of subsidiary                                   255,129           --
      Net sales of marketable securities                                    --          (10,962)
                                                                     -----------    -----------

Net cash provided by (used in) investing activities                      103,417       (907,962)
                                                                     -----------    -----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
      Increase in note receivable - officer                              (20,967)        (6,750)
      Net drawdowns/(repayments) on revolving bank lines of credit      (935,000)     1,230,418
      Proceeds of long-term debt                                        (331,305)      (757,406)
      Proceeds from issuance of common stock                               7,853        130,071
      Stock and warrant registration costs                               (41,042)      (158,494)
                                                                     -----------    -----------

Net cash provided by (used in) financing activities                   (1,320,461)       437,839
                                                                     -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (116,232)       (98,229)

Cash and cash equivalents at beginning of period                       1,651,475      1,329,902
                                                                     -----------    -----------
Cash and cash equivalents at end of period                           $ 1,535,243    $ 1,231,673
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                        $    83,104    $   199,398
                                                                     ===========    ===========
Income taxes paid                                                    $   245,005    $    34,820
                                                                     ===========    ===========


       The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1996

                                  (UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. ("MCI"), a Delaware corporation, is a healthcare cost management company providing managed healthcare services primarily to employers which self-fund their benefit programs, insurance companies, and other managed care organizations. Through MCI and its subsidiaries (collectively the "Company"), the Company provides products and services which include healthcare cost containment programs, preferred provider organization ("PPO") network, large claim negotiation, third-party administration ("TPA") services, claims administration and data analysis and reporting to its customers. Typically, the Company's contracts with its customers are renewable annually and permit cancellation upon 30 to 60 days' notice.

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

NOTE 3 - EARNINGS PER SHARE

Earnings per share is computed using the weighted-average number of shares of common stock and common stock equivalents (calculated using the treasury stock method) outstanding during the year. Included in the nine months ended September 30, 1996, primary earnings per share calculation are 48,964 common stock equivalents and 48,163 for the quarter ended September 30, 1996.

NOTE 4 - DEBT

On May 31, 1996, the Company refinanced its revolving bank lines of credit totaling $1,000,000 on terms substantially consistent with the prior arrangements, except the lines were consolidated into a single note agreement which matures on May 31, 1998. As of September 30, 1996, borrowings under this line of credit were $65,000.

NOTE 5 - REGISTRATION STATEMENTS

During 1996, MCI has filed two registration statements with the Securities and Exchange Commission to register certain existing outstanding shares of common stock and to extend the expiration date of warrants issued in connection with MCI's 1993 initial public offering.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1996, COMPARED TO THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1995

(1)  RESULTS OF OPERATIONS

Net revenues for the three months ended September 30, 1996, decreased 15% to $3,877,213 from $4,574,437 for the comparable period ended September 30, 1995, and decreased 12% to $11,734,228 from $13,305,968 for the nine months ended September 30, 1996, compared to the comparable period ended September 30, 1995. Excluding revenues generated by Group Administrators - San Antonio, Inc. ("GAS") which was sold effective December 31, 1995, revenues decreased 9% for the three months ended September 30, 1996, compared to three months ended September 30, 1995, and 5% for the comparable nine month period ended September 30, 1996. This decline resulted from PPO revenues declining primarily due to the loss of two clients in 1996.

Net income for the quarter and nine months ended September 30, 1996, was $194,910 and $503,643, respectively, versus net losses of $651,531 and $262,000 for the comparable 1995 periods, respectively. Primary earnings per share increased to $.05 from ($.17) for the three months ended September 30, 1996, and to $.13 from ($.07) for the nine month period as compared to the prior year. Exclusive of the net operating results of GAS, net income increased approximately $733,000 for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995, and increased approximately $727,000 for the nine months ended September 30, 1996, compared to the same period ended September 30, 1995. The 1995 losses were impacted by certain special charges totaling $741,000 before taxes which are more fully discussed below. Current period results were favorably affected by reduced operating expenses which resulted from management's efforts in that regard.

Salaries and wages decreased 26% to $2,017,375 from $2,730,292 for the three months ended September 30, 1996, as compared to the prior year period. For the nine months ended September 30, 1996, and 1995, respectively, salaries and wages decreased 23% to $6,062,244 from $7,827,189. Exclusive of the salaries and wages attributable to GAS, salaries and wages decreased approximately $492,000 (20%) for the three months ended September 30, 1996, as compared to the prior year period, and decreased approximately $1,156,000 (16%) for the nine month period ended September 30, 1996 as compared to the prior period. During the first half of 1995, salaries and wages increased significantly due to the Company's efforts to expand its contracted provider hospital and physician network, increased claims processing volumes, and the development of new products and services for its clients. During the last half of 1995 and continuing into 1996, salaries and wages have been reduced due to operating efficiencies identified in the above areas and continued improvements made to the Company's information systems.

Other operating expenses decreased by approximately $500,000 (27%) for the quarter ended September 30, 1996, compared to the same period in 1995. For the nine month period ended September 30, 1996, other operating expenses decreased approximately $307,000 (7%) as compared to the same 1995 period. Exclusive of the other operating expenses attributable to GAS, other operating expenses decreased approximately $450,000 (25%) and $143,000 (3%) for the quarter and nine month period ended September 30, 1996 and 1995, respectively. The decreases noted above are primarily due to costs related to the following activities in 1995: non-capitalized consulting costs for information systems, legal costs for contract negotiations and development matters, and access fees for leasing host networks for national clients.

Depreciation and amortization decreased to $209,889 from $525,611, or 60% for the three month comparable periods ending September 30, 1996 and 1995, respectively. Depreciation and amortization decreased to $626,452 from $818,989, or 24% for the nine month comparable periods ending September 30, 1996 and 1995, respectively. This decrease was primarily due to the write-off of internally developed software costs related to a discontinued managed care product in the third quarter of 1995. This write-off totaled approximately $288,000. Exclusive of GAS, depreciation and amortization decreased approximately 307,000 (59%) and $169,000 (21%) for the three and nine month periods ended September 30, 1996, respectively, as compared to the same periods during 1995.

Other income and expense increased to income of $16,844 from an expense of $284,149 for the quarter ended September 30, 1996 and 1995, respectively. For the nine month period ended September 30, 1996, other income and expense increased to income of $11,202 from an expense of $306,704 for the same 1995 period. This increase was primarily due to a $253,000 charge for realized losses on the sale of marketable securities which were recorded during the third quarter of 1995.

(2)  LIQUIDITY

The Company had net working capital of $1,922,488 at September 30, 1996, compared to $1,921,250 at December 31, 1995. Cash flow from operations were used to reduce accounts payable and outstanding borrowings under the Company's revolving line of credit. Cash and cash equivalents were $1,535,243 at September 30, 1996 compared to $1,651,475 at December 31, 1995.

On May 31, 1996, the Company refinanced its revolving bank lines of credit totaling $1,000,000 on terms substantially consistent with the prior arrangements, except the lines were consolidated into a single note agreement which matures on May 31, 1998. As of September 30, 1996, borrowings under this line of credit were $65,000.

(3)  CAPITAL REQUIREMENTS

Capital expenditures for the purchase of tangible property and equipment were $151,712 for the nine months ended September 30, 1996. Management currently expects total capital expenditures for the remaining three months of 1996 to be approximately $300,000.

In connection with the acquisition of DGA/DGIA, the Company is required to make two semiannual note payments to these subsidiaries' former shareholders of $366,667 commencing December 31, 1996.

Management believes that cash flows from operations, cash on hand, and the borrowing capacity under the Company's line of credit will be sufficient to fund liquidity needs and capital requirements for the foreseeable future.

Additionally, on March 29, 1996, the Company filed a post effective amendment to its registration statement with the Securities and Exchange Commission to maintain the registration of 1,080,000 shares of common stock underlying the Warrants and Underwriters' Warrants included in the Company's May 1993 initial public offering. The registration statement has been declared effective. The exercise price for these warrants is $7.50. To the extent these Warrants and Underwriters' Warrants are exercised, the Company's liquidity would be further enhanced.

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

MEDICALCONTROL, INC.



November 13, 1996                      /s/ John Ward Hunt
                                      -------------------------------------
                                      John Ward Hunt
                                      President
                                      Chief Executive Officer



                                      /s/ David A. Hanson
                                      -----------------------------------
                                      David A. Hanson
                                      Principal Accounting Officer