Form 10KSB
period 1996-12-31
MEDICALCONTROL INC
filed 1997-03-31
CIK 897546

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

Commission File Number 1-11922

                             MEDICALCONTROL, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

           Delaware                                      75-2297429
---------------------------------        ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

8625 King George Drive, Suite 300
 Dallas, Texas                                                     75235
--------------------------------                           ---------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:           (214) 630-6368

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.01 Par Value
                         ----------------------------
                               (Title of Class)
                        Common Stock Purchase Warrants
                        ------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  X    NO
                                                               -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $15,351,552.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of March 25, 1997: $1,233,578*

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,873,578 shares of Common Stock, $.01 par value as of March 25, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for 1997 Annual Meeting of Shareholders of MedicalControl, Inc. are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:    Yes      No  X
                                                     -----   -----

*The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $5.375, the last sales price of the Registrant's common stock as of March 25, 1997, such date being within 60 days prior to the date of filing.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     MedicalControl, Inc. (the "Company") is a healthcare cost management and administrative services company. The Company is comprised of two divisions, one providing managed care services, primarily through its preferred provider networks, and the other providing third party administration ("TPA") services. In fulfilling its role as a preferred provider organization ("PPO"), the Company contracts with hospitals, physicians and ancillary providers to provide access to comprehensive healthcare services on behalf of its clients and their employees or members at negotiated, discounted rates. The Company also reprices resulting network provider claims to reflect negotiated terms as well as providing healthcare data analyses, reporting and related healthcare cost containment programs. In addition, the Company, through its wholly-owned TPA subsidiary, provides employers that self-fund their employee benefit plans a complete range of administrative and consulting services supporting such benefit plans.

     Prior to the Company's expansion into claims administration services, the Company had derived its revenues primarily from PPO network access fees. In 1994, the Company expanded its products and service offerings to clients through the acquisition of two third party administrators. By offering TPA services and other managed care services, the Company positioned itself to more effectively compete with larger insurance companies and other managed care companies by integrating its products so that clients may choose to purchase most of their healthcare services from one company. The TPA division also offers the managed care division access to a cluster of self-insured clients who are candidates for the Company's preferred provider networks.

     Over the past two years, MedicalControl's managed care division has experienced significant change. The Company has hired a new management team focused on expanding its products and service offerings as well as improving efficiencies and operations. The Company believes one of the keys to meeting its goals for growth is delivering the highest levels of quality customer service. The Company is attempting to meet and to exceed the needs of its customers, while also achieving the Company's internal goals and objectives.

     The Company intends to expand the managed care division through internal growth of the PPO, through acquisitions and by entering new markets. MedicalControl intends to increase the penetration of its target markets by offering clients a more complete range of managed healthcare services designed to minimize the cost of providing employee healthcare and other health benefit programs. The Company is also seeking to expand its managed care division through acquisitions of other PPOs or related managed care services companies. There can be no assurance that the Company will be able to increase revenues or earnings through acquisitions, operating efficiencies or otherwise.

     The TPA division provides services to self-funded benefit plans, insurance companies, provider-based organizations and other benefit management organizations. The TPA division provides complete benefit review, design and administration services to assist and direct comprehensive employee benefit programs and risk management activities. The division currently administers over 300 self-funded plans, one fully-insured plan, and over 50 risk management plans, with clients ranging from 50 to 3,000 employees. Current total covered lives exceed 80,000 located in 49 states. The TPA division intends to continue to market its products to self-insured employees, while introducing a new fully-insured product available through an insurance company in the first quarter of 1997.

     MedicalControl is a Delaware corporation, incorporated in October 1989. Unless the context otherwise requires, the term the "Company" refers to MedicalControl, Inc. and its wholly-owned subsidiary and the term "MedicalControl" refers to the Company's managed care division. The Company's executive offices are located at 8625 King George Drive, Suite 300, Dallas, Texas 75235 and its telephone number is (214) 630-6368.

INDUSTRY OVERVIEW

     The managed care industry has experienced tremendous growth and change over the past decade and a half. Primary among the available managed care solutions are Health Maintenance Organizations ("HMOs") and PPOs. Among other factors, HMOs are distinguished from PPOs in that HMOs are responsible for the delivery of medical services to their members and assume the financial risk for the costs associated with that healthcare. PPOs, including MedicalControl, instead offer employers and healthcare purchasers access to a network of contracted facilities and providers who have agreed to provide services for discounted rates from their standard fees. In such PPO arrangements, the self-insured employer or benefit plan typically remains responsible for the cost of care. Currently, approximately two in three Americans are enrolled in either a PPO, HMO or other form of managed care. A growing number of health insurance carriers, HMOs, TPAs and provider groups have established their own PPO networks.

     In recent years, political, economic and regulatory influences have subjected the healthcare industry to fundamental change and consolidation.
Since 1993, the Clinton administration and Congress have proposed various programs to reform the healthcare system. Certain healthcare related laws were enacted in 1996 and additional proposals are still under consideration at federal and state levels. Many managed care companies are attempting to predict the outcome of these proposals and are entering new markets or diversifying.

     Employers and other healthcare purchasers have encouraged the development of alternative forms of healthcare delivery and financing, including employer self-funding for healthcare benefits. Currently, over 67% of employers have opted for self-insurance. Under a self-funded benefit program, an employer retains the obligation of funding claims up to a specific amount and typically obtains reinsurance to provide protection against claims exceeding that amount. By adopting self-funding and using the services of TPAs and other managed care services, employers may incur lower costs and obtain other advantages over traditional insurance.

MANAGED CARE DIVISION

     MedicalControl's managed care division includes preferred provider networks, healthcare data analyses and reporting and healthcare cost containment programs. MedicalControl principally markets its managed healthcare services to self-insured employers, insurance companies, third party administrators and managed care organizations with large concentrations of employees or participants within the southwestern United States. MedicalControl has established and continues to establish and enhance networks of healthcare providers providing medical services to MedicalControl's clients and their employees or members at negotiated, discounted rates. After the provider renders service, MedicalControl, the client or the client's TPA administrator reviews and reprices the provider's bill to apply the PPO'S negotiated rates prior to adjudication and payment of the repriced bill. MedicalControl also offers a variety of management reports to clients designed to measure and evaluate the cost-effectiveness and quality of the employers' healthcare benefit programs. These reports provide summary and detailed information on benefit utilization, claims processing activity, accounting data and cost savings.

     As of December 31, 1996, MedicalControl serviced over 115 clients with more than 300,000 employees or members, representing over 722,000 covered lives. The Company's clients have access to more than 1,700 hospitals and 110,000 physicians and other healthcare providers nationwide. Significant concentrations of client employees or plan members are in Dallas, Fort Worth, San Antonio and Houston, Texas in addition to the States of Arizona, California, Florida, Illinois and Oklahoma.

Products and Services. MedicalControl intends to expand the managed care division by offering clients a more complete range of network and managed healthcare services designed to minimize the costs associated with their employee benefit programs. MedicalControl provides a variety of managed care products including access to quality, cost effective PPO networks, PPO network claims repricing, healthcare data analyses and reports and healthcare cost containment programs.

     MedicalControl offers the following types of PPO networks:

     . MedicalControl/NetOne Hospital Network -- a network of more than 1,700 acute care hospitals and 3,000 ancillary facilities available through both direct agreements and affiliate network agreements.

     . MedicalControl/NetOne Physician Network -- a network of more than 110,000 physicians, chiropractors, physical therapists and other healthcare professionals through both direct agreements and affiliate network agreements.

     . MedicalControl/NetOne Behavioral Network -- a network of mental health, alcohol and substance abuse treatment facilities.

     . CompCare Occupational Medicine Network -- a network of providers meeting the occupational health needs of client's employees in Texas and New Mexico.

     As a result of the Company's negotiated fee schedules, the Company and its clients achieve average savings of approximately 28% between billed charges and MedicalControl's negotiated, discounted rates for inpatient network hospitals claims. MedicalControl's discounts continue to increase incrementally as actual current charges increase and fee schedules are re-negotiated at lower levels.
In addition to hospitals and facilities, MedicalControl also contracts with physicians whose credentials have been evaluated and verified in accordance with accepted industry standards. These physicians have agreed to accept, as full payment, negotiated fee schedules in place of the current charges physicians bill to non-network patients for the same procedures and services.

     The Company reprices network provider claims based on the PPO's negotiated fee schedules in addition to providing clients the ability to reprice their own claims. In providing in-house claims repricing services, for the year ended December 31, 1996, the Company processed over 420,000 claims in an average of
3.2 calendar days with an accuracy rate of over 97%. MedicalControl has developed, and plans to implement in the first quarter of 1997 a new claims repricing and customer software system referred to as the Information Management Processing & UtiLization SystEm ("IMPULSE"). MedicalControl developed this comprehensive PPO claims repricing and customer service system based on client/server technology. The system employs an Oracle relational database engine and state-of-the-art Visual Basic user interface. MedicalControl will utilize IMPULSE to reprice network provider claims on behalf of its clients. IMPULSE's advanced technology also allows clients or claim payors to reprice claims and perform customer service functions remotely via direct dial modem or Internet access to the system. IMPULSE provides faster response times and requires fewer keystrokes therefore reducing errors while increasing efficiency. The system also has the ability to track claims status for improved customer service.

     MedicalControl provides extensive healthcare data analyses and reports to its clients and has developed improved reporting software systems supporting that objective. MedicalControl automatically produces these comprehensive utilization and savings reports for its clients on a scheduled basis. MedicalControl has recently converted these monthly, quarterly and annual reports to an improved, easy-to-understand standard report format. MedicalControl can also create efficient ad hoc and custom reports with this new report writing tool. MedicalControl has developed a catalog of over 120 standard reports for its clients identifying information related to claims utilization, savings analyses, provider networks and claims production activity. MedicalControl can produce these reports and other needed data electronically providing it to clients via diskette, direct modem access or the Internet.

     MedicalControl works with clients to design cost-effective benefit programs or other healthcare management programs and to adopt appropriate cost containment controls. Through benefit plan design, MedicalControl assists clients in maximizing in-network utilization through the client's implementation of employee co-pay differentials, use of exclusive provider organization networks, waiver or reduction of deductibles for in-network hospitalization or similar incentive programs for in-network use. Increased utilization of in-network providers decreases the average cost per claim and reduces the cost of the client's employee benefit plan.

     In 1996, MedicalControl, through a third party, began offering a full range of utilization management review products and larger claim management services to MedicalControl's clients. The PPO managed care model directs and limits the utilization of healthcare services through utilization review and controls the total costs of services utilized through steerage to and use of contracted network providers. Coupled with the use of PPO network providers, such services better control utilization of healthcare services, direct patients and providers to more cost effective alternatives and provide referral to network providers, greatly improving the cost effective delivery of care.

     Although MedicalControl is expanding its products to include many other services for the benefit of its PPO clients, MedicalControl's expects its primary product to continue to be its PPO networks.

     Provider Arrangements and Services. MedicalControl provides clients with savings on hospital, physician and related healthcare expenditures through geographically tailored networks of quality, cost-effective providers. MedicalControl's strategy is to create a network of healthcare providers that meet the financial needs of clients and the healthcare needs of their covered employees or plan members. MedicalControl uses the group purchasing leverage of multiple clients to negotiate competitive discounts with such providers. Healthcare providers join MedicalControl's network to increase patient volume as members are directed to them through the client's health benefit plans, utilization review oversight and other channeling mechanisms. In addition to possible increased utilization of their services, healthcare providers also maintain their current patients by joining MedicalControl's network.

     The network development process begins with evaluation of MedicalControl's current client needs, projected future needs and the supply and demand of healthcare providers in a given geographic area in MedicalControl's southwestern United States target market. Other demographic and environmental information gathered in the development process, such as the economic condition of the area and major businesses in the community, assists in identifying essential factors that can impact network development and the negotiating process. MedicalControl has developed its networks in response to the needs of its growing client base.

     MedicalControl contracts with other PPO networks to develop and provide access to provider networks, as needed, in regions of the country outside the southwestern United States. MedicalControl also maintains affiliate relationships in the southwestern United States to supplement its own network during the development process. MedicalControl has network affiliate relationships in the States of Alabama, Arizona, Arkansas, California, Florida, Illinois, Indiana, Louisiana, Michigan, Mississippi, New Jersey, New York,

North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Virginia and Washington.

     As of December 31, 1996, the following lists the approximate number of MedicalControl's contracted providers:

                                                Primary Care   Specialty  Total
                         Hospitals  Ancillaries Physicians(1)  Physicians Physicians
                         ---------  ----------- -------------  ---------- ----------
Directly Contracted         525        1,100         3,800        6,800      10,600

Contracted Through an
  Affiliate               1,200        1,800        35,000       59,000      94,000
                          -----        -----        ------       ------     -------
Total                     1,725        2,900        38,800       65,800     104,600
                          =====        =====        ======       ======     =======

-----------------
(1) Primary care physicians include general practitioners, family practitioners, pediatricians and internal medicine physicians.

     In the event that current contracts with providers are not continued, MedicalControl believes there are other physician groups, hospitals and other providers sufficient to serve its clients' employees and members adequately. MedicalControl believes that its relationships with its providers are generally good. However, there is increasing competition for physicians and other healthcare providers from other PPOs, HMOs, provider-owned networks and other healthcare plans. There can be no assurance that MedicalControl will in all cases be successful in maintaining existing relationships or attracting necessary healthcare providers with adequate discounts.

     In order to promote effective, long-term and positive business relationships with network providers, the Company also considers its providers to be clients of MedicalControl and has established an extensive provider services program. A dedicated staff performs a variety of activities including responding to hospital and physician claims inquiries, conducting site visits and preparing and distributing provider utilization reports. Facilities receive monthly or quarterly utilization reports, while physician utilization reports are available upon request. Utilization reports provide detail and summary claims activity information and managed care information such as average length of stay, average percent discount from billed charges, average negotiated amounts and average billed charges.

     Marketing. MedicalControl principally markets its managed healthcare services to self-insured employers, insurance companies, third party administrators and managed care organizations with large concentrations of employees or participants within the southwestern United States. MedicalControl markets its products and services through an employed sales staff, independent sales agents and third parties such as TPAs and insurance companies. MedicalControl intends to emphasize marketing to TPAs, insurance companies and other third parties that in turn market MedicalControl's PPO to their clients. MedicalControl has developed marketing programs to emphasize the unique aspects of its network products, other managed care services and its reputation for quality service. Currently, MedicalControl provides marketing services through its corporate office in Dallas, Texas as well as a regional office located in Houston, Texas.

     As is customary in the PPO industry, clients generally offer MedicalControl's PPO to their employees or members as an alternative to either traditional insurance coverage or a HMO. Consequently, marketing MedicalControl's PPO is a dual process: the Company must first persuade the client to offer a PPO and choose MedicalControl's PPO over other PPOs, and then persuade the employees or members to choose MedicalControl's PPO over traditional insurance and other options, including HMOs. MedicalControl believes that the most significant factors in the selection of MedicalControl's PPO by employers and employees include the scope, location and size of the provider network, provider choice, depth of discounts, quality of services, PPO access fees, market presence and reputation. MedicalControl believes that client's employees and members select MedicalControl's PPO networks rather than an HMO due to the significantly greater freedom of choice of providers offered by MedicalControl, in addition to other factors. MedicalControl's PPO network affords employees and members greater choice of healthcare providers compared to that of an HMO since HMOs typically require its enrollees to use a more restricted access to physicians. MedicalControl's broader geographic coverage, greater freedom of choice and provider discounts attracts employers to MedicalControl's PPO product.

     MedicalControl believes that the charges paid by its clients to providers for healthcare services rendered, along with the fees paid to MedicalControl, result in significant net savings to the client that are competitive with other managed care companies. MedicalControl has been the subject of independent client analyses from time to time that validates its position that it is competitive in the market with other managed care companies. In addition, MedicalControl believes that its proprietary PPO networks tend to be more extensive than its competitors in certain geographic regions, providing greater access for a particular client's employees or members.

     MedicalControl charges its clients for access to a network or networks on either a percentage of savings method or per employee per month ("PEPM") basis. For the fiscal years ending December 31, 1996 and 1995, MedicalControl derived 72% and 68%, respectively, of its PPO revenue from access fees based on the percentage of savings method. For percentage of savings clients, the actual savings upon which MedicalControl's fees are based is the difference between what the client or payor would have paid without MedicalControl's intervention and the final bill (reflecting the discounted adjustment) actually paid. The percentage and aggregate revenue recognized by MedicalControl varies depending on the number of enrollees, their levels of utilization of provider services and the networks selected by the client. The PEPM basis provides MedicalControl with an expected level of payment that is not contingent or dependent upon utilization levels. The number of clients that use the PEPM basis has increased during the past two years. MedicalControl believes that its pricing is competitive with the market.

     Management Information Systems and Software Development. MedicalControl is constantly updating, developing and improving its data processing systems, applications environment and proprietary software. MedicalControl intends to continue to develop managed care software serving internal requirements as well as software which may be marketed to its current and prospective clients and other managed care companies. There can be no assurance that the Company will be able to develop additional software or that the current or future developed software will be marketable.

     During the fiscal year ended December 31, 1996, MedicalControl continued to upgrade its technology infrastructure. MedicalControl currently uses two (2) state-of-the-art Hewlett Packard running Novell Microsoft NT server software file servers. The new multi-processor servers will enable faster computer response time and provide a redundant server environment. MedicalControl's database (ORACLE) resides on two SUN UltraSparc UNIX computers. Currently, MedicalControl uses a Novell 3.11 network for communications between personal computers and the UNIX servers. MedicalControl has developed client/server software applications to provide efficient and effective data processing software.

     Through continuing development of its advanced, proprietary client/server software applications and corporate relational database, MedicalControl intends to strengthen and expand its current client base as well as broaden its revenue sources through entry into new markets. Although there can be no assurance that any such product or service will be successfully developed, MedicalControl believes that these new data-based services and products could provide innovative analytical tools relating to medical utilization and cost management.

     MedicalControl has developed software that allows the electronic transmission and receipt of hospital claims. MedicalControl can receive electronic claims from facilities utilizing the National Electronic Interchange Corporation (NEIC) clearinghouse which reduces the costs associated with manual input of claims data. Once MedicalControl receives the claims from the clearinghouse, certain facilities' claims can be automatically repriced without human intervention, again reducing manual input costs. The Company expects to complete modifications of its software to permit the electronic transmission of physician claims within the next 18 months.

     MedicalControl has no patents and relies on a combination of trade secrets and copyright protection to establish and protect its proprietary technology. MedicalControl enters into confidentiality agreements with its employees and clients. However, there can be no assurance that the legal protections and precautions taken by MedicalControl will be adequate to prevent misappropriation of MedicalControl's technology. In addition, these protections and precautions do not prevent independent third party development of competitive technology.

     During 1996, the Company incurred approximately $465,000 of software development costs, all of which were expensed as incurred. The Company capitalized $473,000 of software development expenses in 1995 related to the aforementioned programs. Capitalized software development costs are being amortized over a three to five year period based on the Company's estimated useful life of each specific program. During 1995, the Company also wrote off approximately $288,000 in capitalized costs related to a discontinued managed care product.

THIRD PARTY ADMINISTRATION DIVISION

     Diversified Group Administrators, Inc., a third-party administrator and wholly-owned subsidiary of the Company ("DGA"), provides services to self-funded benefit plans, insurance companies, provider-based organizations and other benefit management organizations. DGA provides complete benefit review, design and administration services to assist and direct comprehensive employee benefit programs and risk management activities. DGA currently administers over 300 self-funded plans, one fully-insured plan and over 50 risk management plans, with clients ranging from 50 to 3,000 employees. Current total covered lives exceed 80,000 located in 49 states.

     Acquisitions of the TPAs. In August 1994, the Company purchased all of the issued and outstanding shares of the capital stock of DGA. In October 1994, the Company purchased substantially all of the assets of Group Administrators, Inc., a Texas corporation ("GAI"). In November 1994, the Company purchased Group Administrators, Inc. - San Antonio ("GAS"), which it subsequently sold effective December 31, 1995, to two former owners of GAS. In July 1996, GAI merged with and into DGA.

     Products and Services. DGA's services include placement of insurance products, design of benefit programs, composition of plan documents and summary plan descriptions, employee enrollment and orientation services, claim processing and payment reporting, total plan or policy reporting, collection and disbursement of premiums, fees and commissions. DGA also manages and interacts with auxiliary service providers such as utilization review firms, prescription drug firms, Employee Assistance Programs, subrogation recovery firms, PPOs and other related entities on behalf of its clients. Other services provided include COBRA continuation, portability certification, Internal Revenue Service and Department of Labor reporting, Section 125/129 programs and medical savings account plans.

     DGA maintains and manages the relationships and interfaces with insurance carriers who provide risk taking products for DGA's clients. DGA files claims with carriers on behalf of clients in many lines of coverage including specific and aggregate stop loss, life and accidental death, disability income and insured medical, dental and vision products.

     In 1996, DGA entered into a joint venture arrangement with The Initial Group, a Knoxville, Tennessee provider-owned PPO. St. Mary's Health System and Baptist Health System of Knoxville, both of which are clients of DGA, own The Initial Group. The Initial Group contracts with hospitals and doctors in an eight-county area of Northeastern Tennessee. DGA and the Initial Group formed the joint venture, known as East Tennessee Administrative Services, to develop and market both self-funded programs and a fully-insured managed care program insured by an insurance company in Knoxville and surrounding areas. DGA intends to introduce and to market this fully-insured product in 1997. DGA and The Initial Group each own 50% of the joint venture and share equally in revenues and expenses.

     Marketing. DGA markets its products and services directly through in-house personnel and through a national network of licensed/approved brokers. Over 80% of new revenues are generated through relationships with existing brokers and clients.

     DGA believes that clients select DGA's TPA services for a variety of reasons, including flexibility, data processing and claims administration system capabilities, personalized client services, competitive pricing, reputation, market presence and longevity in the industry. DGA's TPA operations have been in existence for 15 years - significantly longer than most TPA operations.

     DGA believes that future marketing opportunities will be concentrated in marketing risk assumption products of insurance companies and other risk-assumers such as fully-insured managed care programs and provider-based risk assumption organizations. DGA is constantly reviewing auxiliary suppliers for quality products to supplement offerings to clients. As a TPA, DGA currently offers auxiliary service providers to its clients in the form of 18 insurance carriers, seven utilization review firms, 36 managed care or discount networks, two Employee Assistance Programs, nine prescription drug plans and various other services.

     TPA revenues are derived from administrative fees, auxiliary service provider fees, consulting fees, commission income from insurance contracts, override and bonus arrangements with insurance carriers, override arrangements with auxiliary services providers and fee-for-service arrangements with brokerage firms. Administrative fees are based upon capitation, percentage or periodic basis. Insurance policy administration and commissions are based upon a percentage of total premiums. Overrides and bonuses are based upon profitability, volume and persistency. Other fees are on a negotiated basis.

     DGA maintains full client service offices in Canonsburg, Pennsylvania, Dallas, Texas and Knoxville, Tennessee and an auxiliary client service office in Houston, Texas. In addition to sales and marketing, client service personnel interact with clients on an ongoing basis, including problem resolution, plan modifications and communications with other Company personnel.

     Management Information Systems and Software Systems. DGA, as a third-party administrator, is currently using WLT of Florida ("WLT") as their claims administration software system in its Dallas, Texas location; and Resource Information Management Systems ("RIMS"), version 1.5, as the software system in its Canonsburg, Pennsylvania location. The WLT system operates on a local Novell network and the RIMS System is operating on a Qantel hardware system. DGA's management has evaluated both current systems and found them insufficient for the future growth and progress of DGA. Effective September 30, 1996, DGA entered into an agreement with RIMS for the use of their most current version of software via the RIMS Data Center located in Naperville, Illinois. Conversion is underway for both systems to the RIMS Data Center and DGA expects the conversion to be complete by the end of 1997.

     Using frame relay telephone lines, each TPA location will access the RIMS Data Center. DGA's agreement with RIMS provides continuous access to the most current software versions as may be available and requires that RIMS ensure satisfactory response time and system support, including a disaster recovery program. In addition, DGA, as a third-party administrator, will benefit from improved functionality and productivity through the enhanced software programs. The full array of standard as well as ad hoc reporting capabilities will be available to DGA's clients and ease of data exchange with clients and vendors will greatly improve. RIMS' software includes features that will allow electronic claim submission, automatic batch adjudication, PPO repricing and point-of-service plan administration and adjudication, among others, that are considered essential in today's managed care marketplace.

     DGA believes that, upon installation of the most current RIMS software and data Center hardware arrangement, its systems will be equal or superior to those offered by like-size TPAs operating on a national basis.

OTHER SERVICES

     The Company also provides large healthcare claims negotiation services for clients who incur out-of-network hospital claims through a division called Genesis/ValueCheck ("G/VC"). Discounts achieved by G/VC vary depending on the size of the claim, the specific facility and other factors. The Company achieves the savings or complete removal of certain charges based upon nurse reviews for medical necessity and appropriateness, comparison and negotiation based on the Company's database of usual and customary charges and other factors. G/VC may also negotiate a prompt pay discount with the provider. Company-developed software provides G/VC with data regarding reasonable and customary rates for use in negotiating discounts on bills from out-of-network providers. The software integrates usual, reasonable and customary data derived from the Company's PPO database and cross-indexes each individual hospital contract the Company has captured in its system. The software performs the data base function and comparison to determine if large case claims billed by out-of-network providers in a specific geographic location are in accordance with usual, reasonable and customary charges of providers in that geographic area. This software supports the Company's conclusions for negotiating specific discounts from bills submitted by non-network providers.

CUSTOMERS

     For the fiscal years ended December 31, 1996, 1995 and 1994, two customers, American Airlines, Inc., and the National Rural Electric Cooperative Association, in the aggregate, accounted for approximately 17%, 12% and 16%, respectively, of the net revenues of the Company. Individually, each of the foregoing major customers of the Company accounted for the following respective approximate percentages of the net revenues of the Company for the fiscal years ended December 31, 1996, 1995 and 1994: American Airlines, Inc., 9%, 6% and 9%; and the National Rural Electric Cooperative Association, 8%, 6% and 7%.

     The loss of any one or more of these principal customers could have a material adverse effect on the Company and its business. No customer accounted for as much as 10% of the Company's net revenues for the fiscal years ended December 31, 1996 and 1995.

COMPETITION

     The Company competes with national and local organizations who have developed PPOs and TPAs as well as with major insurance carriers. The industry is highly competitive and significant consolidation has occurred within the industry, creating stronger competitors. The current competitive markets may limit the Company's ability to price its products at levels the Company believes are appropriate. The Company's managed care division also faces competition from hospitals, healthcare facilities and other healthcare providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of healthcare services. Large employer groups have demanded a variety of healthcare options, such as traditional indemnity insurance, HMOs, point-of-service plans and PPOs, offered either through self-funding or third parties. The Company competes with providers of all of these products, many of which have substantially greater financial resources than the Company. The Company believes that a limited number of companies provide all of the services offered by the Company within the geographic areas in which the Company presently operates. The Company's managed care division may encounter competition from companies with broader networks, narrower networks (which allow for greater cost control and lower prices), greater market share or more established marketplace name or reputation. These competitive factors could adversely effect the Company's financial results. The Company's TPA division may encounter competition from larger TPAs with greater resources and regional TPAs with greater market penetration. Both divisions of the Company will be subject to significant competition in any new geographic areas they may enter.

GOVERNMENT REGULATION AND LEGISLATION

     Since 1993, many competing proposals have been introduced in Congress and various state legislatures have called for general healthcare market reforms to increase the access and availability of group health insurance and to require that all businesses offer health insurance coverage to their employees. It is uncertain what additional healthcare reform legislation, if any, will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. It is impossible to predict if proposals calling for broad insurance market reform will be reintroduced in Congress or in any state legislature in the future, or if any such proposal may be enacted. Additionally, the adoption of a publicly-financed, single payor, national or state health plan may have a material adverse effect on the Company's business. At both the federal and state level, there is also growing interest in legislation to regulate how managed care companies interact with providers and health plan members. The Company cannot predict what effect federal or state healthcare legislation or private sector initiatives will have on its PPO or TPA operations, although management of the Company believes the Company may benefit from some proposals which favor the growth of managed care. There can be no assurance that future healthcare reforms or PPO regulations will not be adopted which would have a material adverse effect on the Company.

     The Employee Retirement Income Security Act of 1974 ("ERISA"), governing employee benefit plans, permitted employers, among other mandates, to self-insure their health insurance by acting as a quasi-insurer. Employers viewed the ability to underwrite their own health claims as a result of ERISA as an opportunity to better control health costs. Regulation of TPAs falls under the auspices of the United States Department of Labor, which has strict, enforceable guidelines relative to the operation of TPAs. In addition, TPAs are subject to licensing and regulation on the state level. Typically, the only state requirements are a completed application and proof of a fidelity bond in the amount of $500,000. DGA is licensed as a TPA in the states of Texas, Pennsylvania, Tennessee, California, Illinois, Kentucky, West Virginia and New Mexico and has filed for ERISA exemptions where required.

EMPLOYEES

     As of December 31, 1996, the Company and its wholly-owned subsidiary had approximately 210 full-time employees. The Company believes that it has a good relationship with its employees. None of the Company's employees is covered by collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY.

     In August 1996, the Company signed a 10-year lease for 8,000 square feet for its TPA operations in Dallas. In January 1997, the Company exercised an option to lease an additional 20,200 square feet in the same building complex for its executive offices and PPO operations. The total monthly rental is approximately $20,800. The Company has an option to purchase the building complex for $30 per square foot or $2,040,000 prior to December 31, 1997. The Company also has a month-to-month lease for office space for a regional sales office in Houston, Texas.

     The Company also leases approximately 5,000 square feet in Canonsburg, Pennsylvania at a monthly rent of approximately $2,600 plus all maintenance and repairs. See "Certain Relationships and Related Transactions." The Company owns a 9,100 square foot building in Canonsburg, Pennsylvania with an outstanding mortgage in the principal amount of approximately $120,000 and monthly payments of approximately $5,500. The Company shares approximately 5,000 square feet in Knoxville, Tennessee with The Initial Group.

     The Company does not invest in, and has not adopted any policy with respect to investments in, real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. It is not the Company's policy to acquire assets primarily for possible capital gain or primarily for income.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings, other than routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject, and no such proceedings are known by the Company to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq National Market under the symbol "MDCL." The following table sets forth the high and low bid prices of the Common Stock for the last two fiscal years as reported to the Company by the National Association of Securities Dealers, Inc.:

Quarter Ended                                             High Bid  Low Bid
--------------------                                      --------  -------
March 31, 1995                                              10 1/2    7 3/4
June 30, 1995                                                9 3/8    7 7/8
September 30, 1995                                           8 1/2    6 1/2
December 31, 1995                                            6 1/2    4 3/4

March 31, 1996                                               6 7/8    5
June 30, 1996                                               6 7/16    5 1/4
September 30, 1996                                           5 1/4    3 3/4
December 31, 1996                                            5 1/2    4 1/2

     The over-the-counter quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     (b) As of March 25, 1997, there were approximately 750 record and beneficial holders of the Company's Common Stock.

     (c) The Company has not declared or paid any dividends to date.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO DECEMBER 31, 1995

     Total revenues for the year ended December 31, 1996 were $15.4 million, 14% lower than the $17.8 million reported in 1995. Excluding revenues generated by Group Administrators, Inc. - San Antonio ("GAS") which the Company sold effective December 31, 1995, revenues decreased $1.3 million, (8%) between years. This decline resulted primarily from lower PPO revenues resulting from the loss of two clients in 1996.

     For the year ended December 31, 1996, the Company earned net income of approximately $504,000 ($.13 per share) versus a net loss of approximately $321,000 ($.08 per share) in 1995. Exclusive of the net operating results of GAS, net income increased approximately $750,000 compared to the prior year. The 1995 losses were impacted by certain special charges totaling $741,000 before taxes, which are more fully discussed below. Reduced operating expenses resulting from management's efforts in that regard favorably affected current period results.

     Salaries and wages decreased 22% between years, to $8.0 million in 1996 from $10.3 million in 1995. Exclusive of the salaries and wages attributable to GAS, salaries and wages decreased $1.4 million (15%) between years. During the first half of 1995, salaries and wages increased significantly due to the Company's efforts to expand its PPO contracted provider hospital and physician network, increased claims processing volumes, and the development of new products and services for its clients. During the last half of 1995 and continuing into 1996, salaries and wages have been reduced due to operating efficiencies identified in the above areas and continued improvements made to the Company's information systems.

     Other operating expenses were approximately $5.6 million for 1996; approximately $797,000 (12%) lower than 1995. Exclusive of the other operating expenses attributable to GAS, other operating expenses decreased approximately $575,000 (10%) for the period. The decreases noted above are primarily due to costs related to the following activities in 1995: non-capitalized consulting costs for information systems, legal costs for contract negotiations and development matters, and access fees for leasing host networks for national clients.

     Operating expenses for 1995 also included the loss on the sale of GAS which was $200,000.

     Depreciation and amortization decreased to approximately $820,000 from $1.0 million, or 21% for the year. This decrease was primarily due to the write-off of internally developed software costs related to a discontinued managed care product in the third quarter of 1995. This write-off totaled approximately $288,000. Exclusive of GAS, depreciation and amortization decreased $180,000 (18%), as compared to the same prior period.

     Other income and expense decreased to an expense of approximately $56,000 from an expense of approximately $314,000 for the years ended December 31, 1996 and 1995, respectively. This change was primarily due to a $253,000 charge for realized losses on the sale of marketable securities, which were recorded during the third quarter of 1995.

LIQUIDITY

     The Company had net working capital of $1,533,946 at December 31, 1996, compared to $1,921,250 at December 31, 1995. Cash flows from operations were approximately $2.0 million in 1996, of which $343,000 was used to retire current portions of long-term debt and $1,000,000 was used to liquidate outstanding borrowings under the Company's revolving line of credit. Cash and cash equivalents were $2,013,302 at December 31, 1996, compared to $1,651,475 at December 31, 1995.

     On May 31, 1996, the Company refinanced its revolving bank lines of credit totaling $1,000,000 on terms substantially consistent with the prior arrangements, except the lines were consolidated into a single note agreement which matures on May 31, 1998. At December 31, 1996, there were no outstanding borrowings under this line of credit.

CAPITAL REQUIREMENTS

     Capital expenditures for the purchase of tangible property and equipment were $279,139 for the twelve months ended December 31, 1996. Subsequent to year-end, the Company acquired certain office furniture and fixtures totaling approximately $290,000, which were financed under terms of an operating lease.

     In connection with the acquisition of its TPA division, the Company was required to make a principal payment to these subsidiaries' former shareholders of $340,000 during January 1997, with a final note payment of $433,333 being due on June 30, 1997. See "Certain Relationships and Related Transactions."

     Management believes that cash flows from operations, cash on hand and the borrowing capacity under the Company's line of credit will be sufficient to fund liquidity needs and capital requirements for the foreseeable future.

     The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Private Securities Litigation Reform Act and is including this statement in its Annual Report on Form 10-KSB in order to do so. From time to time the Company's management may wish to make forward-looking statements based upon management expectations, to inform more fully existing and potential shareholders regarding various matters, including without limitation, projections regarding future income, completion of networks, future growth, as well as predictions as to the timing and success of specific projects. Such forward-looking statements are generally accompanied by words such as "believes," "anticipates," "estimate", "predict" or "expect" and similar expressions that convey the uncertainty of future events or outcomes.

     The factors identified in this statement are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. Such forward-looking information could be affected by changes in laws and regulations, interest rates, the rate of sales growth, price and product competition, new product introduction and social and economic conditions, such as increased competition in the managed care or healthcare industry and the amount, type and cost of financing available to the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking projections. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-QSB and 8-KSB filed with the Securities and Exchange Commission.

ITEM 7. FINANCIAL STATEMENTS.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

HISTORICAL FINANCIAL STATEMENTS


  MedicalControl, Inc. and Subsidiaries                                    Page
                                                                           ----

   Report of Independent Public Accountants..............................  F-1
   Consolidated Balance Sheets as of December 31, 1996 and 1995..........  F-2
   Consolidated Statements of Operations for the years ended
     December 31, 1996 and 1995..........................................  F-3
   Consolidated Statements of Changes in Stockholders' Equity for
     the years ended December 31, 1996 and 1995..........................  F-4
   Consolidated Statements of Cash Flows for the years ended
     December 31, 1996 and 1995..........................................  F-5
   Notes to Consolidated Financial Statements............................  F-6

The Financial Statements are located after the signature page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1996, the end of the year covered by this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1996, the end of the year covered by this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

  The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1996, the end of the year covered by this Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1996, the end of the year covered by this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1996, the end of the year covered by this Form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits
            --------
3.1 Restated Certificate of Incorporation of the Registrant - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

3.2 Amended and Restated Corporate Bylaws of the Registrant - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

4.1 Form of Warrant Agreement - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

10.1 Amended and Restated Non-Qualified Stock Option Agreement - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

10.2 Outside Directors Stock Option Plan of MedicalControl, Inc. -incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

10.3 First Amendment to the Outside Directors Stock Option Plan of MedicalControl, Inc. - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

10.4 Amended and Restated Non-Qualified Stock Option Agreement (Issued Under Outside Directors Stock Option Plan) . - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

10.5 Qualified Employee Stock Purchase Plan of MedicalControl, Inc. - incorporated by reference to the Exhibits to Post Effective Amendment Number 1 to the Registration Statement on Form SB-2, file number 33-58334-FW, dated January 30, 1995.

10.6 1993 Stock Compensation Plan of MedicalControl, Inc. - incorporated by reference to the Exhibits to Post Effective Amendment Number 1 to the Registration Statement on Form SB-2, file number 33-58334-FW, dated January 30, 1995.

10.7 Stock Purchase Agreement between Robert H. Soleau and David C. Bramer (as Sellers) and MedicalControl, Inc., a Delaware corporation (as Purchaser), dated as of June 30, 1994 - incorporated by reference to the Current Report on Form 8-K dated August 15, 1994, file number 1-11922.

10.8 Asset Purchase Agreement between Group Administrators, Inc., a Texas corporation (as Seller) and MedicalControl Administrators, Inc., a Texas corporation (as Purchaser), dated as of October 3, 1994 - incorporated by reference to the Current Report on Form 8-K dated October 31, 1994, file number 1-11922.

10.9 Agreement and Plan of Reorganization between Group Administrators -San Antonio, Inc., a Texas corporation, and MedicalControl Administrators San Antonio, Inc., a Texas corporation and wholly-owned subsidiary of MedicalControl, Inc., dated as of November 28, 1994 -incorporated by reference to the Current Report on Form 8-K dated November 30, 1994, file number 1-11922.

10.10  Form of Agreement by and between the Company and each of its directors.

10.11 Commercial Lease dated March 1, 1993 by and among DGA and David C. and Janice L. Bramer

10.12 Letter Agreement dated September 29, 1994 by and between the Company and David C. Bramer

10.13 Letter Agreement dated September 2, 1994 by and between the Company and Dan Riston

21     Subsidiaries of the Registrant:

       (i)  Diversified Group Administrators, Inc., a Pennsylvania corporation
       (ii) Diversified Group Insurance Agency of PA, Inc., a Pennsylvania corporation and wholly owned subsidiary of Diversified Group Administrators, Inc.

23     Consent of Arthur Andersen LLP, independent public accountants

27     Financial Data Schedule

       (b) Reports on Form 8-K. The Company has not filed any Current Report on
           -------------------
       Form 8-K during the last quarter of the period covered by this Report on Form 10-KSB.

                                  SIGNATURES
                                  ----------

     In accordance with Section 13 or 1 5(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Registrant:

     Date:  March 26, 1997               MedicalControl, Inc.



                                         By:  /s/ John Ward Hunt
                                            -----------------------------------
                                            John Ward Hunt, President and Chief
                                            Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Title                       Date
----                                      -----                       ----

/s/ John Ward Hunt          President, Chief Executive            March 26, 1997
--------------------------  Officer  Chief Financial Officer,
John Ward Hunt              and Chairman of the Board of
                            Directors (principal executive
                            officer)




/s/ Robert O. Brooks        Executive Vice President and          March 26, 1997
--------------------------  Chief Operating Officer
Robert O. Brooks


/s/ David A. Hanson         Vice President, Finance and           March 26, 1997
--------------------------  Accounting (principal accounting
David A. Hanson             officer)

/s/ Robert W. Philip        Director                              March 26, 1997
--------------------------
Robert W. Philip

/s/ William L. Amos         Director                              March 26, 1997
--------------------------
William L. Amos, Jr., M.D.

/s/ D. Samuel Coats         Director                              March 26, 1997
--------------------------
D. Samuel Coats

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of MedicalControl, Inc.:

We have audited the accompanying consolidated balance sheets of MedicalControl, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedicalControl, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP

Dallas, Texas
 March 18, 1997

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                          DECEMBER 31, 1996 AND 1995
                          --------------------------

                        ASSETS
                        ------
                                                                                           1996                      1995
                                                                                    --------------------      -------------------
CURRENT ASSETS
   Cash and cash equivalents                                                             $  2,013,302               $1,651,475
   Accounts receivable - trade, net of allowance
         for doubtful accounts of $242,000 and
         $352,000 in 1996 and 1995, respectively                                            1,608,842                1,908,415
   Accounts receivable - premium                                                              390,907                  438,978
   Accounts receivable - other                                                                 20,429                  343,629
   Prepaid income taxes                                                                            -                   121,360
   Prepaid expenses and other current assets                                                  273,337                  131,499
   Deferred income taxes                                                                      137,359                  199,497
                                                                                         ------------               ----------
      Total current assets                                                               $  4,444,176                4,794,853

NOTE RECEIVABLE - OFFICER, including accrued interest                                         365,221                  337,239

PROPERTY AND EQUIPMENT, NET                                                                 1,698,681                1,790,333

GOODWILL, NET                                                                               3,578,003                3,707,306

INTANGIBLE AND OTHER ASSETS, NET                                                              950,854                1,270,400
                                                                                         ------------               ----------

   TOTAL ASSETS                                                                          $ 11,036,935              $11,900,131
                                                                                         ============              ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES
   Accounts payable - trade                                                                  $577,650                 $826,902
   Accounts payable - premium                                                                 861,320                  634,161
   Accrued liabilities                                                                        716,931                  649,124
   Income taxes payable                                                                        77,164                       -
   Borrowings under revolving bank line of credit                                                  -                 1,000,000
   Current portion of long-term debt                                                          791,405                  763,416
                                                                                         ------------              ------------
      Total current liabilities                                                             3,024,470                3,873,603

NON-CURRENT LIABILITIES
   Long-term debt, net of current portion                                                     103,346                  474,360
   Deferred income taxes                                                                      281,111                  395,351

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock - $.10 par; 4,000,000
      shares authorized, no shares issued or outstanding                                             -                      -
   Common stock - $.01 par: 8,000,000 shares
      authorized, 3,907,190 and 3,904,823 issued
       in 1996 and 1995, respectively                                                          39,072                   39,048
   Additional paid-in capital                                                               5,224,979                5,258,192
   Retained earnings                                                                        2,632,853                2,128,473
                                                                                         ------------              -----------
                                                                                            7,896,904                7,425,713
   Less: Treasury stock (33,612 shares at December 31, 1996 and 1995)                        (268,896)                (268,896)
                                                                                         ------------              -----------
      Total stockholders' equity                                                            7,628,008                7,156,817
                                                                                         ------------              -----------

      TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                                         $11,036,935              $11,900,131
                                                                                         ============              ===========


                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                     YEARS ENDED DECEMBER 31, 1996 AND 1995
                     --------------------------------------



                                                                   1996                     1995
                                                            -------------------     ---------------------
NET REVENUES                                                      $15,351,552               $17,806,543
                                                            -------------------     ---------------------

OPERATING EXPENSES
   Salaries and wages                                              8,048,446                10,320,747
   Other operating expenses                                        5,578,203                 6,375,014
   Depreciation and amortization                                     819,640                 1,033,393
   Loss on sale of subsidiary                                             -                    200,000
                                                            -------------------     ---------------------

      Total operating expenses                                    14,446,289                17,929,154
                                                            -------------------     ---------------------

INCOME (LOSS) FROM OPERATIONS                                        905,263                  (122,611)
                                                            -------------------     ---------------------

OTHER INCOME (EXPENSE)
   Interest expense                                                  (94,490)                 (280,691)
   Investment income (loss)                                           94,218                   (46,821)
   Other                                                             (55,385)                   13,254
                                                            -------------------     ---------------------

      Total other expense                                            (55,657)                 (314,258)
                                                            -------------------     ---------------------

INCOME (LOSS) BEFORE INCOME TAXES                                    849,606                  (436,869)

Provision (benefit) for income taxes                                 345,226                  (115,936)
                                                            -------------------     ---------------------

NET INCOME (LOSS)                                                   $504,380                 ($320,933)
                                                             ==================      ====================
Earnings (loss)  per share - primary                                   $0.13                    ($0.08)
                                                             ==================      ====================
Weighted average number of shares outstanding                      4,013,307                 3,860,747
                                                             ==================      ====================

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          ----------------------------------------------------------
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                    --------------------------------------


                                                                               Unrealized
                                              Common Stock                    Holding Gains
                                          --------------------    Additional   (Losses) of                                Total
                                             Shares                Paid-in     Marketable     Retained     Treasury    Stockholders'
                                          Outstanding   Amount     Capital     Securities     Earnings       Stock        Equity
                                          ----------------------------------------------------------------------------------------
Balance at December 31, 1994                3,831,725  $ 38,317   $5,112,493   $ (280,560)   $ 2,449,406          -    $ 7,319,656

Exercise of stock options and warrants         60,450       605      239,981           -              -           -        240,586

Realized losses on sales
   of marketable securities                        -         -            -       280,560             -           -        280,560

Issuance of common stock                       12,648       126       64,695           -              -           -         64,821

Stock and warrant registration costs               -         -      (255,255)          -              -           -       (255,255)

Acquisition of treasury stock
   in connection with sale of subsidiary      (33,612)       -            -            -              -     (268,896)     (268,896)

Tax benefit on options exercised                   -         -        96,278           -              -           -         96,278

Net loss                                           -         -            -            -        (320,933)         -       (320,933)
                                          ----------------------------------------------------------------------------------------

Balance at December 31, 1995                3,871,211    39,048    5,258,192           -       2,128,473    (268,896)    7,156,817

Issuance of common stock                        2,367        24        7,829           -              -           -          7,853

Stock and warrant registration costs               -         -       (41,042)          -              -           -        (41,042)

Net income                                         -         -            -            -         504,380          -        504,380
                                          ----------------------------------------------------------------------------------------
Balance at December 31, 1996                3,873,578  $ 39,072   $5,224,979   $       -     $ 2,632,853   $(268,896)  $ 7,628,008
                                          ========================================================================================


       The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                     -------------------------------------
                    CONSOLIDATED STATEMENTS OF CASH  FLOWS
                    --------------------------------------
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                    --------------------------------------


                                                                            1996                           1995
                                                                     -------------------        ---------------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income (loss)                                                          $504,380                     ($320,933)
      Adjustments to reconcile net income (loss)
         to net cash provided by operations
   Depreciation and amortization                                              819,640                      1,033,393
   Loss on sale of subsidiary                                                      -                         200,000
   Loss on sale of marketable securities                                           -                         280,560
   Deferred tax provision                                                     (52,102)                      (152,455)
   Net changes in certain assets and liabilities
         Accounts receivable - trade                                          299,573                       (320,902)
         Accounts receivable - premium                                         48,071                        (67,082)
         Current income taxes, net                                            198,524                        (91,695)
         Prepaid expenses and other current assets                            181,362                        122,047
         Accounts payable - trade                                            (249,252)                       237,236
         Accounts payable - premium                                           227,159                       (361,265)
         Accrued expenses                                                      67,807                       (243,409)
                                                                     -------------------        ---------------------

Net cash provided by operating activities                                   2,045,162                        315,495
                                                                     -------------------        ---------------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
   Purchases of property and equipment                                       (279,139)                      (418,081)
   Capitalized software development costs                                          -                        (472,484)
   Proceeds from sale of subsidiary                                                -                           4,635
   Net sales of marketable securities                                              -                       2,433,119
                                                                     -------------------        ---------------------

Net cash provided by (used in) investing activities                          (279,139)                     1,547,189
                                                                     -------------------        ---------------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
   Loan to officer, including accrued interest                                (27,982)                       (30,354)
   Net repayments on revolving bank line of credit                         (1,000,000)                      (819,598)
   Payments on long-term debt and amounts due to
       selling shareholders of acquired companies                            (343,025)                      (741,311)
   Proceeds from issuance of common stock                                       7,853                        305,407
   Stock and warrant registration costs                                       (41,042)                      (255,255)
                                                                     -------------------        ---------------------

Net cash used in financing activities                                      (1,404,196)                    (1,541,111)
                                                                     -------------------        ---------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     361,827                        321,573

Cash and cash equivalents at beginning of year                              1,651,475                      1,329,902
                                                                     -------------------        ---------------------

Cash and cash equivalents at end of year                                   $2,013,302                     $1,651,475
                                                                      ==================         ====================
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                $126,017                       $198,575
                                                                      ==================         ====================
Income taxes paid                                                            $354,967                        $27,002
                                                                      ==================         ====================


       The accompanying notes are an integral part of these statements.


                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995


NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. ("MCI"), a Delaware corporation, is a healthcare cost management company providing managed healthcare services primarily to employers which self-fund their benefit programs, insurance companies, and other managed care organizations. MCI and its subsidiaries (collectively the "Company"), provide products and services which include healthcare cost containment programs, a preferred provider organization ("PPO") network, large claim negotiation, third-party administration ("TPA") services, claims administration and data analysis and reporting to its customers. The Company's contracts with its customers are renewable annually and permit cancellation upon 30 to 60 days' notice.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of MCI and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

Cash equivalents consist of certificates of deposit and other highly liquid investments with original maturities of three months or less.

Accounts Receivable - Trade
---------------------------

In the normal course of business, the Company extends unsecured credit to virtually all of its customers that are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts, which reflects its opinion of amounts that will eventually become uncollectible.

Accounts Receivable  Premium and Accounts Payable - Premium
-----------------------------------------------------------

Accounts receivable - premium represent amounts owed by customers for insurance premiums and related ancillary fees. The Company bears no substantial collection risk, as nonpayment of premiums constitutes grounds for cancellation of insurance coverage. As a result, the Company does not provide an allowance for doubtful accounts on these accounts receivable. Premiums and fees owed to insurance carriers and service providers are classified as accounts payable - premium.

Accounts Receivable - Other
---------------------------

At December 31, 1995, Accounts receivable - other primarily represented proceeds to be received from the December 31, 1995 sale of Group Administrators, Inc. San Antonio. All proceeds were received during 1996 (see Note 13).

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

Property and Equipment
----------------------

Property and equipment are recorded at cost and are depreciated on a straight-line basis, over their estimated useful lives (generally 3 to 40 years). Major additions and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets. Maintenance, repairs and minor improvements are expensed as incurred.

Software Development Costs
--------------------------

Software development costs (included in intangible and other assets) consist of outside services and incremental salaries and wages incurred to develop discreet proprietary software for internal use. These assets are being amortized over their estimated useful lives (36 to 60 months). Maintenance and other minor updates to these software programs are expensed as incurred. No software development costs were capitalized during 1996.

Goodwill
--------

Goodwill is being amortized under the straight-line method over a period of 30 years.

Long-Lived Assets
-----------------

Subsequent to its initial recording, the Company periodically evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets (including property and equipment, software development costs, and goodwill) may warrant revision or that the remaining balance of the assets may not be recoverable. When factors indicate these assets should be evaluated for possible impairment, the Company uses an estimate of the related operating unit's or specific asset's undiscounted future cash flows in determining whether an impairment has occurred, and the operating unit's or specific asset's fair value in measuring the impairment. During 1995, the Company wrote off $288,000 in capitalized software costs related to discontinued managed care products.

The Company adopted Statement of Financial Accounting Standards No. 121:
"Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of" ("SFAS No. 121") in 1996. SFAS No. 121 requires companies to periodically evaluate long-lived assets in a manner similar to the Company's policies. No impairment was deemed to have occurred during 1996.

Income Taxes
------------

Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded for temporary differences based upon enacted tax rates anticipated to be in effect when the temporary differences are expected to reverse.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

Revenue and Expense Recognition
-------------------------------

Revenue is recognized (i) at the completion of the processing of a customer's hospital or physician claim (regardless of the period in which the underlying hospital charge was incurred) for cost management services, (ii) per month based upon a fixed fee per employee in a customer's benefit plan for TPA services or PPO services or (iii) at the time commissions are earned for the placement of insurance coverage.

Earnings Per Share
------------------

Earnings per share is computed using the weighted-average number of shares of common stock and common stock equivalents (calculated using the treasury stock method) outstanding during the year. The 1995 earnings per share calculations did not include any common stock equivalents, as their effect was anti-dilutive. Included in the 1996 primary earnings per share calculation are 106,602 common stock equivalents. Primary earnings per share is not materially different from fully diluted earnings per share.

Use of Estimates
----------------

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Stock Based Compensation
------------------------

In 1996 the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires companies to either recognize compensation expense related to employee stock options in the income statement or disclose the pro-forma effect on earning of the stock options in the footnotes to the financial statements. The Company adopted the footnoted disclosure approach of SFAS No. 123 and the Company's pro forma disclosure can be found in Note 11 to the consolidated financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

NOTE 3 - MARKETABLE SECURITIES

During 1995, the Company sold its investments in marketable securities. Total proceeds from the sales of these securities were $2,433,119, including realized gains of $22,302 and realized losses of $258,258.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 1996 and 1995, consisted of the following:

                                          Estimated Useful
                                                Life            1996          1995
                                          ----------------  ------------  ------------
Land                                             -           $   60,000    $   60,000
Buildings                                     40 years          240,000       240,000
Furniture and fixtures                       5-10 years         746,127       655,870
Data processing equipment                    3-6 years        1,512,107     1,248,072
Leasehold improvements                        40 years            6,380       268,874
                                                             ----------    ----------
                                                              2,564,612     2,472,816
Less accumulated depreciation                                 (865,931)     (682,483)
                                                             ----------    ----------
  Property and equipment, net                                $1,698,681    $1,790,333
                                                             ==========    ==========

NOTE 5 - GOODWILL, NET

Goodwill at December 31, 1996 and 1995, consisted of the following:


                                            1996          1995
                                         ----------    ----------
Goodwill                                  3,871,953     3,871,953
Less - accumulated amortization            (293,950)     (164,647)
                                         ----------    ----------
  Goodwill, net                          $3,578,003    $3,707,306
                                         ==========    ==========

NOTE 6 - INTANGIBLE AND OTHER ASSETS, NET

Intangible and other assets at December 31, 1996 and 1995, consisted of the following:


                                                1996          1995
                                             ----------    ----------
Software development costs                   $1,354,771    $1,354,771
Covenants not to compete                        100,000       100,000
Organization costs                               44,977        45,152
Other                                            42,044        50,816
                                             ----------    ----------
                                              1,541,792     1,550,739
Less - accumulated amortization                (590,938)     (280,339)
                                             ----------    ----------
  Intangible and other assets, net           $  950,854    $1,270,400
                                             ==========    ==========

NOTE 7 - DEBT

Revolving Bank Line of Credit
-----------------------------

During 1995, the Company had a revolving line of credit with a bank providing for maximum borrowings of $2,200,000 secured by marketable securities. Outstanding borrowings under the line of credit accrued interest at the bank's prime rate. During October 1995, the Company liquidated its investments in marketable securities and used the proceeds to repay this line of credit in full.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

During January 1995, the Company obtained a revolving line of credit with a bank to provide for borrowings of up to $400,000. Borrowings under this line were secured by accounts receivable and accrued interest at the bank's prime rate plus 1% (9.5% at December 31, 1995). During April 1995, this agreement was amended to increase the maximum borrowing limit to $750,000. At December 31, 1995, $750,000 was outstanding under this agreement.

During September 1995, the Company obtained an additional line of credit with a bank, secured by essentially all the assets of the Company, to provide for additional borrowings of up to $250,000. Borrowings under this line accrued interest at the bank's prime rate plus 1% (9.5% at December 31, 1995). At December 31, 1995, $250,000 was outstanding under this agreement.

On May 31, 1996, the Company refinanced its revolving bank lines of credit totaling $1,000,000 on terms substantially consistent with the prior arrangements, except the lines were consolidated into a single note agreement which matures on May 31, 1998. The credit facility contains certain affirmative financial covenants, such as minimum net worth and financial statement ratios. The Company was in compliance with all such covenants as of the balance sheet date. At December 31, 1996, there were no outstanding borrowings under this line of credit.

Long-Term Debt
--------------

Long-term debt consisted of the following at December 31, 1996 and 1995:

                                                  1996            1995
                                             -------------   -------------
     Mortgage note payable, monthly
     installments of approximately
     $1,500, plus interest at a bank's
     prime rate plus .25% (8.5% at
     December 31, 1996) through 2003         $   121,418     $   137,776

     Note payable to previous stock-
     holders of subsidiary, due in
     three semiannual installments
     commencing June 30, 1996, plus
     interest at 9.5% due quarterly              773,333       1,100,000
                                             -----------     -----------
                                                 894,751       1,237,776
     Less - current portion                     (791,405)       (763,416)
                                             -----------     -----------
     Total long-term debt, net of
      current portion                        $   103,346     $   474,360
                                             ===========     ===========

Scheduled future principal maturities of long-term debt at December 31, 1996, are as follows:

        Year ended
        December 31,                        Amount
        ------------                    ----------
        1997                            $  791,405
        1998                                18,072
        1999                                18,072
        2000                                18,072
        2001                                18,072
        Thereafter                          31,058
                                        ----------
                                        $  894,751
                                        ==========

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

NOTE 8 - BENEFIT PLANS

Profit Sharing Plan
-------------------

The Company has a 401(k) profit sharing plan that covers all employees of the Company who have one year of service, as defined, and have reached age 21. Company contributions are discretionary based upon determinations made by the plan trustees. Employees become 100% vested in employer contributions after 5 years of service (accruing 20% per year of service, as defined). The Company recorded expense of $43,872 and $31,008 for plan contributions for the years ended December 31, 1996 and 1995, respectively.

Salary Continuation Benefits
----------------------------

The Company has a salary continuation plan, whereby two officers shall continue to receive a stated monthly salary for 120 months following their normal retirement date upon reaching age 65. In the event of premature death or disability, their respective beneficiaries are entitled to certain benefits. The Company reserves the right in its sole discretion to terminate this plan and/or funding at any time. The Company has financed these potential obligations with corporate-owned life insurance policies. Premiums expended on these policies were $36,403 and $36,460 in 1996 and 1995, respectively.

Other than stated above, the Company does not provide any post-retirement or post-employment benefits to any of its employees.

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes at December 31, 1996 and 1995, consisted of the following:

                        1996        1995
                     ----------  -----------
        Current:
          Federal     $345,436    $  27,750
          State         51,892        8,769

        Deferred:
          Federal      (45,972)    (134,635)
          State         (6,130)     (17,820)
                      --------    ---------
          Total       $345,226    $(115,936)
                      ========    =========

The differences between the statutory federal income tax rate and the Company's effective income tax rate are as follows:

                                                    1996    1995
                                                   ------  -------
          Statutory federal income tax rate         34.0%  (34.0)%
          State income taxes, net of federal         4.5%   (2.6)%
           benefit
          Meals and entertainment expenses           1.8%    5.2%
          Goodwill amortization                      4.5%    6.9%
          Other                                     (4.2)%  (2.0)%
                                                   -----   ------
            Total                                   40.6%  (26.5)%
                                                   =====   ======

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

The components of and changes in net deferred tax assets (liabilities) as of December 31, 1996 and 1995, are as follows:

                                                    1996         1995
                                                 -----------  -----------
        Current Deferred Taxes:
        Assets:
          Nondeductible reserves                  $ 137,359    $ 199,497
                                                  ---------    ---------

        Noncurrent Deferred Taxes:
        Assets:
          Other                                      31,919       22,679
          Capital loss carryforwards                196,246      196,246

        Liabilities:
          Excess tax over book depreciation and
           amortization                            (196,730)    (157,443)

          Software development costs               (312,546)    (456,833)

                                                  ---------    ---------
        Noncurrent deferred taxes, net             (281,111)    (395,351)
                                                  ---------    ---------

        Total deferred taxes                      $(143,752)   $(195,854)
                                                  =========    =========

A valuation allowance must be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has not established a valuation allowance because, in the opinion of management, taxes paid in recent years, the timing of expected reversal of its tax temporary differences, and tax planning strategies are such that the Company will fully realize its deferred tax asset.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company leases certain office space, automobiles, furniture, and equipment under noncancelable operating leases that expire at various dates through 2006. During 1996, the Company relocated its principle operations to a new facility under terms of a ten-year operating lease. In connection with this move, the Company leased approximately $300,000 of certain furniture and fixtures under terms of 5-year operating lease. These commitments are reflected in the table of future minimum lease payments below.

At December 31, 1996, scheduled future minimum payments for operating leases with initial terms in excess of one year are as follows:

                            Total
                         -----------
            1997          $  661,824
            1998             380,110
            1999             355,421
            2000             341,292
            2001             337,108
            Thereafter     1,172,270
                          ----------
            Total         $3,248,026
                          ==========

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

Rental expense for all operating leases for the years ended December 31, 1996 and 1995, was $384,211 and $499,023, respectively.

During 1996, the Company entered into a service agreement with a third party for use of their claims adjudication software via on-line access to a data center. The term of this service agreement is ten years and fees paid to the third party will be $1.00 per month for each individual plan member served by the Company's subsidiary. Services under this agreement did not commence until 1997.

Litigation
----------

The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

NOTE 11 - STOCKHOLDERS' EQUITY

Common Stock
------------

In May 1993, the Company completed a stock offering consisting of 920,000 units at a price per unit of $5. Each unit contained one share of common stock and one warrant. The warrants expire, if unexercised, April 30, 1997. The warrants are exercisable at a price of $7.50. The warrants are redeemable by the Company at $.10 upon certain conditions, as defined. As of December 31, 1996 and 1995, 917,000 warrants were outstanding.

In connection with the offering discussed above, the Company sold 80,000 warrants (the "Underwriter's Warrants") to the underwriter and its designees for $100. Each Underwriter's Warrant enables the holder to purchase one unit of the Company's securities (one share of common stock and one warrant) for $6, subject to adjustments and other conditions, as defined. The Underwriter's Warrants are exercisable for a 48-month period commencing one year from their date of issue and contain various registration rights. All of these warrants were outstanding at December 31, 1996.

In connection with the notes payable to previous shareholders of subsidiary discussed in Note 7, the Company has agreed to permit one of the former shareholders the option to convert up to $100,000 of debt owed to him by the Company into 25,000 shares of common stock at a price of $4.50 per share. This option will expire on June 30, 1997. As of December 31, 1996, no amount of debt had been converted under this option agreement.

Stock Options
-------------

The Company has a nonqualified stock option agreement with the then sole stockholder whereby the stockholder was granted options to purchase up to 300,000 additional shares of the Company's common stock at a price of $4.25. The agreement expires on August 18, 1999 (subject to extension under certain circumstances as defined). The options vest in 20% increments on each of the first five anniversary dates of the agreement. Under certain specified events, the vesting of the options may be accelerated.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

The Company has stock option plans adopted in 1992 and 1993 which provide that options for shares of MCI common stock may be granted to officers, directors, and key employees of the Company at the fair market value on the date of grant. The options expire 10 years from the date of grant (or earlier if specified in the grant) and generally vest over a five year period. In 1993, the Company also adopted a qualified stock option plan under Section 423 of the Internal Revenue Code which provides that options for shares of MCI stock may be granted to eligible employees of the Company at 85% of the fair market value on the date of grant. The options vest one year from the date of grant and expire 27 months thereafter. The following table sets forth summarized information regarding the plans:

                                                                                 Weighted
                                                                                  Average
                                            Shares            Option Price     Option Price
                                         ------------       ----------------   ------------
  Outstanding at December 31, 1994          1,039,692        3.30  to  9.00        6.62
     Granted                                  286,345        6.75  to  7.86        5.08
     Exercised                                (57,450)       3.30  to  7.54        3.80
     Forfeited                                (33,413)       3.88  to  7.86        4.43
                                            ---------       ---------------    ------------
  Outstanding at December 31, 1995          1,235,174       $3.30  to $9.00        6.58
                                            ---------       ===============    ============
     Granted                                   97,000        4.50  to  5.00        5.15
     Exercised                                     (0)       3.30  to  7.54           -
     Forfeited                               (130,035)       3.30  to  7.86        6.08
                                            ---------       ---------------    ------------
  Outstanding at December 31, 1996          1,202,139        4.36  to $9.00        6.52
                                            =========       ===============    ============

  Exercisable options                         630,038
                                            =========
  Options available for future grants         147,861
                                            =========

In August 1996, the Board elected, subject to shareholder approval in 1997, to amend the 1993 Plan to remove a prohibition to decrease the exercise price after issuance of an option. In order for the options to be incentives for its officers, directors and other employees, the Board, subject to shareholder approval of the Plan amendment discussed above, elected to decrease the exercise price of all outstanding options granted under the 1993 Plan to $4.50. As of August 1996, there were 179,700 options outstanding with exercise prices ranging from $4.50 to $7.54.

In 1994, the Company granted a stock option to a third party for financial advisory services whereby the third party has the option to purchase up to 100,000 shares of MCI common stock at prices ranging from $6 to $9 per share. The option became fully vested as of November 12, 1994, and expires over various dates through 1999.

Accounting for Stock-Based Compensation
---------------------------------------

In 1996 the Company adopted SFAS 123, "Accounting for Stock Based Compensation." The Company has two stock option plans, a qualified and a non-qualified plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consisted with SFAS statement No. 123, the Company's pro forma net income (loss) for 1996 and 1995 would have been $345,588 and ($567,505), respectively, resulting in earnings (loss) per share of $.09 and ($.15), respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for options granted in 1996, and 1995: risk-free interest rate of 7.0%, expected dividend yield of zero, expected term of 5 years, expected volatility of 47.12%. The weighted average fair value of options granted in 1996 and 1995 was $2.78 and $4.29, respectively.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE 12 - RELATED PARTY TRANSACTIONS

In October 1994, the Company loaned $300,000 to its chief executive officer.
The loan is secured by the pledge of 70,000 shares of the Company's common stock held by the majority stockholder and is also guaranteed by the majority stockholder. The loan accrues interest at a bank's prime rate plus 1% (9.5% at December 31, 1996). The principal and any unpaid accrued interest are due in its entirety by October 27, 1998. Accrued interest on this note was $65,221 and $37,239 at December 31, 1996 and 1995, respectively.

NOTE 13 - SALE OF SUBSIDIARY

Effective December 31, 1995, the Company sold its wholly owned subsidiary, Group Administrators-San Antonio, Inc. ("GAS"), to certain of this subsidiary's former owners for total consideration of approximately $600,000. As part of this consideration, the Company received 33,612 shares of MCI common stock issued in connection with the GAS Acquisition that was recorded as treasury shares. The sale resulted in a net loss of approximately $200,000 (which is disclosed separately as a component of operating expenses).