Form 10QSB
period 1997-03-31
MEDICALCONTROL INC
filed 1997-05-15
CIK 897546

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549



                                  FORM 10-QSB



 (Mark one)

         XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   --------------  EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997



                   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE -------------- EXCHANGE ACT OF 1934


  For the transition period from                       to
                                 ----------------------   ---------------------


                        Commission File Number: 1-11922
                                               ---------

                             MEDICALCONTROL, INC.
       (Exact name of small business issuer as specified in its charter)



         Delaware                                        75-2297429
----------------------------                       ------------------------
  (State of incorporation)                         (IRS Employer ID Number)


            8625 King George Drive, Suite 300; Dallas, Texas  75235
            -------------------------------------------------------
                   (Address of principal executive offices)



                                (214) 630-6368
                                --------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X   NO
                                                               ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock 3,875,023 as of May 7, 1997

Transitional Small Business Disclosure Format (Check one):  YES     NO X
                                                               ---    ---

                              MEDICALCONTROL, INC.

                Form 10-QSB for the Quarter ended March 31, 1997

                               Table of Contents


                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

  Item 1  Consolidated Financial Statements                                  3

  Item 2  Management's Discussion and Analysis or Plan of Operation          8

PART II - OTHER INFORMATION                                                 10

                      MEDICALCONTROL, INC. AND SUBSIDIARY
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                  (UNAUDITED)


                                                                    March 31,         December 31,
                        ASSETS                                        1997                1996
                        ------                                    ------------        ------------
CURRENT ASSETS
   Cash and cash equivalents                                       $ 1,779,214        $ 2,013,302
   Accounts receivable - trade, net of allowance
         for doubtful accounts of $256,000 and
         $242,000                                                    1,712,565          1,608,842
   Accounts receivable - premium                                       357,209            390,907
   Accounts receivable - other                                          14,694             20,429
   Prepaid expenses and other current assets                           249,949            273,337
   Deferred income taxes                                               137,359            137,359
                                                                  ------------        -----------
      Total current assets                                           4,250,990          4,444,176

NOTE RECEIVABLE - OFFICER, including accrued interest                  372,158            365,221

PROPERTY AND EQUIPMENT, NET                                          1,748,612          1,698,681

GOODWILL, NET                                                        3,546,339          3,578,003

INTANGIBLE AND OTHER ASSETS, NET                                       878,523            950,854
                                                                  ------------        -----------

   TOTAL ASSETS                                                    $10,796,622        $11,036,935
                                                                   ===========        ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES
   Accounts payable - trade                                        $   822,903        $   577,650
   Accounts payable - premium                                          689,860            861,320
   Accrued liabilities                                                 660,420            716,931
   Income taxes payable                                                 64,092             77,164
   Current portion of long-term debt                                   455,379            791,405
                                                                  ------------        -----------
      Total current liabilities                                      2,692,654          3,024,470

NON-CURRENT LIABILITIES
   Long-term debt, net of current portion                              103,346            103,346
   Deferred income taxes                                               281,111            281,111

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock - $.10 par; 4,000,000
      shares authorized, no shares issued or outstanding                   -                  -
   Common stock - $.01 par: 8,000,000 shares
      authorized, 3,908,635 and 3,907,190 issued                        39,086             39,072
   Additional paid-in capital                                        5,231,265          5,224,979
   Retained earnings                                                 2,718,056          2,632,853
                                                                  ------------        -----------
                                                                     7,988,407          7,896,904
   Less: Treasury stock (33,612 shares), at cost                      (268,896)          (268,896)
                                                                  ------------        -----------
      Total stockholders' equity                                     7,719,511          7,628,008
                                                                  ------------        -----------

      TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                  $10,796,622        $11,036,935
                                                                   ===========        ===========

    The accompanying notes are an integral part these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARY
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (UNAUDITED)

                                                   For the Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                      1997            1996
                                                   ----------      ----------
NET REVENUES                                       $3,568,756      $4,009,397
                                                   ----------      ----------
OPERATING EXPENSES
   Salaries and wages                               1,898,093       2,002,357
   Other operating expenses                         1,359,164       1,475,828
   Depreciation and amortization                      204,689         208,110
                                                   ----------      ----------

      Total operating expenses                      3,461,946       3,686,295
                                                   ----------      ----------

INCOME FROM OPERATIONS                                106,810         323,102
                                                   ----------      ----------

OTHER INCOME (EXPENSE)
   Interest expense                                    (2,595)        (48,925)
   Investment income                                   24,526           6,982
   Other                                               11,364          24,310
                                                   ----------      ----------

      Total other income (expense)                     33,295         (17,633)
                                                   ----------      ----------

INCOME BEFORE INCOME TAXES                            140,105         305,469

Provision for income taxes                             54,902         122,461
                                                   ----------      ----------

NET INCOME                                         $   85,203      $  183,008
                                                   ==========      ==========

Earnings per share - primary                       $     0.02      $     0.05
                                                   ==========      ==========

Weighted average number of shares outstanding       3,935,108       3,998,132
                                                   ==========      ==========

    The accompanying notes are an integral part these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARY
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (UNAUDITED)

                                                     For the Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                        1997            1996
                                                     ----------      ----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income                                        $   85,203      $  183,008
      Adjustments to reconcile net income
         to net cash provided by operations
   Depreciation and amortization                        204,689         208,110
   Deferred tax provision                                   -               -
   Net changes in certain assets and liabilities
         Accounts receivable - trade                   (103,723)        (21,764)
         Accounts receivable - premium                   33,698         114,212
         Prepaid income taxes                               -            91,695
         Prepaid expenses and other current assets       29,123          19,063
         Accounts payable - trade                       245,253        (228,621)
         Accounts payable - premium                    (171,460)            362
         Accrued liabilities                            (69,583)        (68,744)
                                                     ----------      ----------

Net cash provided by (used in) operating activities     253,200         297,321
                                                     ----------      ----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
   Purchases of property and equipment                 (150,625)        (18,948)
   Proceeds from sale of subsidiary                         -           258,809
                                                     ----------      ----------

Net cash provided by (used in) investing activities    (150,625)        239,861
                                                     ----------      ----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
   Increase in note receivable - officer                 (6,937)         (7,023)
   Net drawdowns/(repayments) on revolving bank
     lines of credit                                        -          (425,000)
   Proceeds (payments) of long-term debt               (336,026)         20,783
   Proceeds from issuance of common stock                 6,300           7,853
   Stock and warrant registration costs                     -                -
                                                     ----------      ----------

Net cash used in financing activities                  (336,663)       (403,387)
                                                     ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            (234,088)        133,795

Cash and cash equivalents at beginning of period      2,013,302       1,651,475
                                                     ----------      ----------

Cash and cash equivalents at end of period           $1,779,214      $1,785,270
                                                     ==========      ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                        $   15,443      $   21,284
                                                     ==========      ==========
Income taxes paid                                    $   65,322      $   81,000
                                                     ==========      ==========

    The accompanying notes are an integral part these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

                                  (UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. ("MCI"), a Delaware corporation, is a healthcare cost management company providing managed healthcare services primarily to employers which self-fund their benefit programs, insurance companies, and other managed care organizations. Through MCI and its subsidiary (collectively the "Company"), the Company provides products and services which include healthcare cost containment programs, a preferred provider organization ("PPO") network, large claim negotiation, third-party administration ("TPA") services, claims administration and data analysis and reporting to its customers. Typically, the Company's contracts with its customers are renewable annually and permit cancellation upon 30 to 60 days' notice.

NOTE 2 - BASIS OF PRESENTATION

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The Company believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-KSB.

NOTE 3 - EARNINGS PER SHARE

Earnings per share is computed using the weighted-average number of shares of common stock and common stock equivalents (calculated using the treasury stock method) outstanding during the year. Included in the three months ended March 31, 1997, primary earnings per share calculation are 27,815 common stock equivalents.

The Company will adopt Statement of Accounting Standards (SFAS) No. 128 - "Earnings per Share," in its December 31, 1997 consolidated financial statements. SFAS No. 128 requires the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents. As required, the Company will restate previously reported earnings per share in accordance with the provisions of this pronouncement. There is no impact on pro forma basic and diluted earnings per share from previously reported earnings per share for the three months ended March 31, 1997 and 1996.

NOTE 4 - SUBSEQUENT EVENTS


During April 1997, the Company purchased 50,000 shares of outstanding MCI stock at $5.00 per share under the terms of a stock repurchase program announced in January 1997. Such shares will be used to satisfy the exercise of stock options and for other corporate purposes. The acquired shares were recorded as additional treasury stock in the Company's financial statements.

During April 1997, MCI has filed a registration statement with the Securities and Exchange Commission to register certain existing outstanding shares of common stock owned by the majority shareholder of MCI.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


THE QUARTER (OR THREE MONTHS) ENDED MARCH 31, 1997, COMPARED TO THE QUARTER (OR THREE MONTHS) ENDED MARCH 31, 1996.

(1)  RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 1997 decreased 11% to $3,568,756 from $4,009,397 for the comparable 1996 period. PPO revenues declined approximately $324,000 primarily due to management's focus on eliminating marginal or unprofitable business and fluctuations in the relative mix of hospital versus physician claims volume. TPA revenues decreased approximately $116,000 due to the loss of a client.

Net income for the quarter ended March 31, 1997 was $85,203 compared to $188,008 for the same period in 1996. Primary earnings per share for the first quarter of 1997 and 1996 were $.02 and $.05, respectively. Included in this quarter's operating results are approximately $137,000 of nonrecurring costs associated with the Company relocation of its principal operations and corporate offices to a new facility and the implementation of a new claims processing system for its subsidiary. Exclusive of the impact of these events, first quarter 1997 operating results would have been comparable to those achieved in the same period in 1996.

Salaries and wages decreased 5% to $1,898,093 from $2,002,357 for the quarter ended March 31, 1997, as compared to the prior year period. Personnel costs have been reduced due to operating efficiencies realized in network services and claims processing as a result of improvements made to the Company's information systems.

Other operating expenses decreased by approximately $117,000 for the three months ended March 31, 1997, or 8%, as compared to the three months ended March 31, 1996. This decrease was due primarily to reductions in consulting costs (for information systems, marketing, and personnel needs) of approximately $153,000, occupancy costs of approximately $20,000, and in travel, printing, and other general operating expenses of $81,000. These operating expense reductions were offset by approximately $67,000 of nonrecurring costs associated with the Company's relocation of its principal operations and corporate offices during January 1997 and approximately $70,000 of systems conversion.

During 1996, the Company entered into a service agreement with a third party for use of their claims adjudication software via on-line access to a data center. This arrangement will allow outsourcing of the claims processing activity of the Company's TPA operations, which will improve customer service and broaden product offerings. During the first quarter of 1997, the Company incurred approximately $70,000 of costs related to this conversion project, which are included in other operating expenses discussed in the preceding paragraph.

Other income and expense was income of $33,295 versus an expense of $17,633 for the comparable 1997 and 1996 periods. This increase was primarily attributable to lower interest expense associated with the Company's revolving line of credit, as average borrowings under this credit facility have been significantly reduced during the last half of 1996 and the first quarter of 1997.

(2)  LIQUIDITY AND CAPITAL REQUIREMENTS

The Company had net working capital of $1,558,336 at March 31, 1997, compared to $1,419,706 at December 31, 1996. Cash and cash equivalents were $1,779,214 at March 31, 1997, compared to $2,013,302 at December 31, 1996.

Capital expenditures for the purchase of tangible property and equipment were $150,625 for the three months ended March 31, 1997. These expenditures included leasehold improvements of approximately $60,000 associated with the Company's relocation discussed above. Management currently expects total capital expenditures for the remaining nine months of 1997 to be approximately $550,000, of which $250,000 relates to the implementation of the new claims processing system for its subsidiary.

In connection with the 1994 acquisition of Diversified Group Administrators, Inc. ("DGA"), the Company is required to make note payments to this subsidiary's former shareholders of $333,333 on June 30, 1997. The final $100,000 of these obligations, subject to an option to convert this note into 25,000 shares of common stock, will be due on or before June 30, 1998.

At March 31, 1997, the Company did not have any outstanding borrowings under its $1,000,000 revolving line of credit. During April 1997, the Company purchased 50,000 shares of MCI stock at $5.00 per share under the terms of a stock repurchase plan to purchase up to $500,000 of common stock announced during December 1996. This purchase was financed with an advance under this credit facility.

Management believes that cash flows from operations, cash on hand, and the borrowing capacity under the Company's line of credit will be sufficient to fund liquidity needs and capital requirements for the foreseeable future.

The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS

  None

  ITEM 2 - CHANGES IN SECURITIES

  Effective April 30, 1997, the MedicalControl, Inc. Common Stock Purchase Warrants expired pursuant to their terms.

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

  None

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

  ITEM 5 - OTHER INFORMATION

  During April 1997, the Company purchased 50,000 shares of outstanding MCI stock at $5.00 per share under the terms of a stock repurchase program announced in January 1997. Such shares will be used to satisfy the exercise of stock options and for other corporate purposes. The acquired shares were recorded as additional treasury stock in the Company's financial statements.

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  None

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MEDICALCONTROL, INC.



May 15, 1997                              /s/ John Ward Hunt
                                         --------------------------------------
                                         John Ward Hunt
                                         President
                                         Chief Executive Officer



                                          /s/ David A. Hanson
                                         --------------------------------------
                                         David A. Hanson
                                         Vice President, Finance and Accounting