Form 10QSB
period 1997-06-30
MEDICALCONTROL INC
filed 1997-08-14
CIK 897546

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-QSB

 (Mark one)
      XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 -------------- EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE -------------- EXCHANGE ACT OF 1934

                 For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                        Commission File Number:  1-11922
                                                 -------

                              MEDICALCONTROL, INC.
       (Exact name of small business issuer as specified in its charter)

           Delaware                                         75-2297429
  ------------------------                           ------------------------
  (State of incorporation)                           (IRS Employer ID Number)

            8625 King George Drive, Suite 300; Dallas, Texas  75235
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 3,908,635 as of July 31, 1997

Transitional Small Business Disclosure Format (Check one):  YES      NO  X
                                                                ---     ---
--------------------------------------------------------------------------------

                              MEDICALCONTROL, INC.

                Form 10-QSB for the Quarter ended June 30, 1997

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

                       MEDICALCONTROL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                          June 30,      December 31,
                                 ASSETS                                     1997            1996
                                                                        ------------    ------------
CURRENT ASSETS
      Cash and cash equivalents                                         $  1,522,496    $  2,013,302
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $239,000 and
            $242,000                                                       1,776,351       1,608,842
      Accounts receivable - premium                                          313,952         390,907
      Accounts receivable - other                                             12,009          20,429
      Prepaid expenses and other current assets                              258,117         273,337
      Deferred income taxes                                                  137,359         137,359
                                                                        ------------    ------------
         Total current assets                                              4,020,284       4,444,176

NOTE RECEIVABLE - OFFICER, including accrued interest                        379,362         365,221

PROPERTY AND EQUIPMENT, NET                                                1,767,964       1,698,681

GOODWILL, NET                                                              3,514,675       3,578,003

INTANGIBLE AND OTHER ASSETS, NET                                             806,880         950,854
                                                                        ------------    ------------

      TOTAL ASSETS                                                      $ 10,489,165    $ 11,036,935
                                                                        ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable - trade                                          $    611,473    $    577,650
      Accounts payable - premium                                             576,010         861,320
      Accrued liabilities                                                    691,140         716,931
      Income taxes payable                                                    68,259          77,164
      Borrowings under revolving bank lines of credit                        125,000              --
      Current portion of long-term debt                                      451,613         791,405
                                                                        ------------    ------------
         Total current liabilities                                         2,523,495       3,024,470

NON-CURRENT LIABILITIES

      Long-term debt, net of current portion                                 103,346         103,346
      Deferred income taxes                                                  281,111         281,111

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                       --              --
      Common stock - $.01 par: 8,000,000 shares
         authorized, 3,908,635 and 3,907,190 issued                           39,086          39,072
      Additional paid-in capital                                           5,231,265       5,224,979
      Retained earnings                                                    2,829,758       2,632,853
                                                                        ------------    ------------
                                                                           8,100,109       7,896,904
      Less: Treasury stock (83,612 shares - 50,000 and 33,612
         shares acquired in 1997 and 1996, respectively) at cost            (518,896)       (268,896)
                                                                        ------------    ------------
         Total stockholders' equity                                        7,581,213       7,628,008
                                                                        ------------    ------------

         TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 10,489,165    $ 11,036,935
                                                                        ============    ============


        The accompanying notes are an integral part of these statements.

                       MEDICALCONTROL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                          For the Three Months Ended     For the Six Months Ended
                                                   June 30,                       June 30,
                                          --------------------------    --------------------------
                                              1997           1996           1997          1996
                                          -----------    -----------    -----------    -----------
NET REVENUES                              $ 3,571,198    $ 3,847,618    $ 7,139,954    $ 7,857,015
                                          -----------    -----------    -----------    -----------

OPERATING EXPENSES
      Salaries and wages                    1,831,244      2,042,512      3,729,337      4,044,869
      Other operating expenses              1,363,971      1,425,343      2,723,135      2,901,171
      Depreciation and amortization           207,913        208,453        412,602        416,563
                                          -----------    -----------    -----------    -----------

         Total operating expenses           3,403,128      3,676,308      6,865,074      7,362,603
                                          -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                        168,070        171,310        274,880        494,412
                                          -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
      Interest expense                         (7,064)       (32,072)        (9,659)       (74,015)
      Investment income                        25,081         46,553         49,607         46,553
      Other                                     1,603         (2,490)        12,967         21,820
                                          -----------    -----------    -----------    -----------
         Total other income (expense)          19,620         11,991         52,915         (5,642)
                                          -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                    187,690        183,301        327,795        488,770

Provision for income taxes                     75,988         57,576        130,890        180,037
                                          -----------    -----------    -----------    -----------



NET INCOME                                $   111,702    $   125,725    $   196,905    $   308,733
                                          ===========    ===========    ===========    ===========


Earnings per share                        $      0.03    $      0.03    $      0.05    $      0.08
                                          ===========    ===========    ===========    ===========


Weighted average number of shares and
   common stock equivalents outstanding     3,840,089      4,020,104      3,886,044      4,018,799
                                          ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                       MEDICALCONTROL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                       For the Six Months Ended
                                                                              June 30,
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income                                                         $  196,905     $  308,733
      Adjustments to reconcile net income
         to net cash provided by operations
         Depreciation and amortization                                   412,602        416,563
         Net changes in certain assets and liabilities
            Accounts receivable - trade                                 (167,509)       129,478
            Accounts receivable - premium                                 76,955        149,402
            Prepaid expenses and other current assets                     23,640         42,478
            Accounts payable - trade                                      33,823       (211,384)
            Accounts payable - premium                                  (285,310)       (93,625)
            Accrued liabilities                                          (34,696)         6,273
                                                                      ----------     ----------

Net cash provided by operating activities                                256,410        747,918
                                                                      ----------     ----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
         Purchases of property and equipment                            (274,583)       (44,132)
         Proceeds from sale of subsidiary                                   --          250,174
                                                                      ----------     ----------

Net cash provided by (used in) investing activities                     (274,583)       206,042
                                                                      ----------     ----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
         Increase in note receivable - officer                           (14,141)       (13,941)
         Net drawdowns/(repayments) on revolving bank lines of credit    125,000       (450,000)
         Proceeds (Payments) of long-term debt                          (339,792)        30,254
         Proceeds from issuance of common stock                            6,300          7,853
         Acquisition of treasury stock                                  (250,000)          --
         Stock and warrant registration costs                               --          (23,227)
                                                                      ----------     ----------

Net cash provided by used in financing activities                       (472,633)      (449,061)
                                                                      ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (490,806)       504,899

Cash and cash equivalents at beginning of period                       2,013,302      1,651,475
                                                                      ----------     ----------

Cash and cash equivalents at end of period                            $1,522,496     $2,156,374
                                                                      ==========     ==========


SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                         $   26,428     $   57,031
                                                                      ==========     ==========

Income taxes paid                                                     $  118,422     $  141,000
                                                                      ==========     ==========

        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1997

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

NOTE 3 - EARNINGS PER SHARE

Earnings per share is computed using the weighted-average number of shares of common stock and common stock equivalents (calculated using the treasury stock method) outstanding during the year. Included in the primary earnings per share calculations for the six month and three month periods ended June 30, 1997, are 30,615 and 2,288 common stock equivalents, respectively.

The Company will adopt Statement of Accounting Standards (SFAS) No. 128 - "Earnings per Share," in its December 31, 1997 consolidated financial statements. SFAS No. 128 requires the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As required, the Company will restate previously reported earnings per share in accordance with the provisions of this pronouncement. There is no material impact on pro forma basic and diluted earnings per share from previously reported earnings per share for the six months ended June 30, 1997 and 1996.

NOTE 4 - ACQUISITION OF TREASURY STOCK

During April 1997, the Company purchased 50,000 shares of outstanding MCI stock at $5.00 per share under the terms of a stock repurchase program announced in January 1997. Such shares will be used to satisfy the exercise of stock options and for other corporate purposes. The acquired shares were recorded as additional treasury stock in the Company's financial statements.

NOTE 5 - REGISTRATION STATEMENT

During April 1997, MCI filed a registration statement with the Securities and Exchange Commission to register certain existing outstanding shares of common stock owned by the majority shareholder of MCI. The stock registered serves as collateral for certain loans of the majority shareholder.

NOTE 6 - SUBSEQUENT EVENT

During July 1997, MCI entered into a separation agreement with a former employee. Under the terms of the agreement, the former employee will serve as a consultant to MCI with respect to certain clients. The agreement includes certain restrictive covenants, including a covenant not to solicit current MCI clients. Total consideration to be paid under the terms of the agreement will be approximately $175,000, plus commissions earned on certain client revenues. Of this amount, $65,000 was paid and expensed upon execution of the agreement and the remainder will be deferred over two years. Commission expense will be recognized and paid as it is earned. Upon his separation, the former employee also forfeited 80,000 options to acquire MCI stock from the majority shareholder at an exercise price of $1.80.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE SIX MONTHS AND QUARTER ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTHS AND QUARTER ENDED JUNE 30, 1996.

(1)  RESULTS OF OPERATIONS

Net revenues for the three months ended June 30, 1997 decreased 7% to $3,571,198 from $3,847,618 for the comparable 1996 period, and decreased 9% to $7,139,954 from $7,857,015 for the six months ended June 30, 1997, compared to the same period ended June 30, 1996. PPO revenues declined approximately $175,000 for the quarter and approximately $500,000 for the six month period primarily due to management's focus on eliminating marginal or unprofitable business and fluctuations in the relative mix of hospital versus physician claims volume.
TPA revenues decreased approximately $100,000 for the quarter and approximately $216,000 for the six month period due to the loss of a client.

Net income for the quarter ended June 30, 1997 was $111,702 compared to $125,725 for the same period in 1996, a decrease of 11%. Net income decreased to $196,905 for the six months ended June 30, 1997, compared to $308,733 for the same 1996 period. Primary earnings per share were $.03 for the quarters ended June 30, 1997 and 1996. Primary earnings per share for the six months ended June 30, 1997, was $.05, compared to $.08 for the comparable 1996 period. Included in the six month's operating results were approximately $202,000 of nonrecurring costs associated with the Company's relocation of its principal operations and corporate offices to a new facility and the implementation of a new claims processing system for its subsidiary. Exclusive of the impact of these events, year to date 1997 operating results would have been comparable to those achieved in the same period in 1996.

Salaries and wages decreased 10% to $1,831,244 from $2,042,512 for the quarter ended June 30, 1997, as compared to the prior year period. For the six months ended June 30, 1997 and 1996, respectively, salaries and wages decreased 8% to $3,729,337 from $4,044,869. Personnel costs have been reduced due to operating efficiencies realized in claims processing and network services as a result of improvements made to the Company's information systems.

Other operating expenses decreased by approximately $62,000 for the three months ended June 30, 1997, or 4%, as compared to the three months ended June 30, 1996. Other operating expenses decreased approximately $178,000 (6%) for the six months ended June 30, 1997, as compared to the same period in 1996. This decrease was due primarily to reductions in consulting costs (for information systems, marketing, and personnel needs) of $236,000, occupancy costs of $42,000, and other general operating expenses of $102,000. These operating expense reductions were offset by approximately $67,000 of nonrecurring costs associated with the Company's relocation of its principal operations and corporate offices during January 1997 and approximately $135,000 of systems conversion costs.

During 1996, the Company's subsidiary entered into a service agreement with a third party for use of their claims adjudication software via on-line access to its data center. This arrangement will allow outsourcing of the claims processing activity of the Company's TPA operations, which will improve customer service and broaden product offerings. During the first half of 1997, the Company incurred approximately $135,000 of costs related to this conversion project, which are included in other operating expenses discussed in the preceding paragraph.

Other income and expense was income of $19,620 and $52,915 for the quarter and six month period ended June 30, 1997. For the quarter and six months ended June 30, 1996, other income and expense was income of $11,991 and expense of $5,642, respectively. This favorable increase was primarily attributable to lower interest expense associated with the Company's revolving line of credit, as average borrowings under this credit facility have been significantly reduced during the last half of 1996 and the first half of 1997.

(2)  LIQUIDITY AND CAPITAL REQUIREMENTS

The Company had net working capital of $1,621,789 at June 30, 1997, compared to $1,419,706 at December 31, 1996. Cash and cash equivalents were $1,522,496 at June 30, 1997, compared to $2,013,302 at December 31, 1996.

Capital expenditures for the purchase of tangible property and equipment were $274,583 for the six months ended June 30, 1997. These expenditures included leasehold improvements of approximately $60,000 associated with the Company's relocation discussed above. Management currently expects total capital expenditures for the remaining six months of 1997 to be approximately $300,000, of which $150,000 relates to the implementation of the new claims processing system for its subsidiary.

In connection with the 1994 acquisition of Diversified Group Administrators, Inc. ("DGA"), the Company was required to make note payments to this subsidiary's former shareholders of $333,333 on June 30, 1997. These payments were made immediately subsequent to period end. The final $100,000 of these obligations, subject to an option to convert this note into 25,000 shares of common stock, will be due on or before June 30, 1998.

In connection with the separation agreement with a former employee discussed in
Note 6 to the accompanying financial statements, the Company will be required to make eight quarterly installments of $13,750, plus interest at 8%, commencing in September 1997.

At June 30, 1997, the Company had $125,000 of outstanding borrowings under its $1,000,000 revolving line of credit. During April 1997, the Company purchased 50,000 shares of MCI stock at $5.00 per share under the terms of a stock repurchase plan to purchase up to $500,000 of common stock announced during December 1996. This purchase was financed with an advance under this credit facility.

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

  Effective April 30, 1997, the MedicalControl, Inc. Common Stock Purchase Warrants expired pursuant to their terms.

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

  None

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Submissions of matters through the solicitation of proxies were provided to security holders during the three month period ended June 30, 1997. These matters were voted on May 14, 1997, at the annual shareholders meeting. The annual meeting involved the election of directors. The following individuals were elected as directors of the Company:

      NAME                       POSITION              FOR      AGAINST  ABSTAIN
      ----                       --------              ---      -------  -------
John Ward Hunt               President, Chief        2,926,825     0      84,800
                             Executive Officer,
                             Chairman of the Board
                             of Directors

David Samuel Coats           Director                2,926,825     0      84,800

Robert W. Philip             Director                2,926,825     0      84,800

William L. Amos, M.D.        Director                2,926,825     0      84,800

The following additional items were voted on during the shareholders meeting.

 The approval of an amendment to the 1993 Stock Compensation Plan to allow the Board of Directors to amend an option agreement to specify a lower exercise price or accept the surrender of outstanding options and authorize the granting of new options in substitution therefore specifying a lower exercise price.

     For:  2,856,205  Against:  148,020  Abstain:  7,400

 The approval of an amendment to the Outside Directors Stock Option Plan to allow non-interested directors to amend an option agreement to specify a lower exercise price or accept the surrender of outstanding options and authorize the granting of new options in substitution therefore specifying a lower exercise price.

     For:  2,863,105  Against:  140,520  Abstain:  8,000

  The approval of an amendment to the Qualified Employee Stock Purchase Plan to increase the authorized number of shares of common stock of the Company available under the Plan from 100,000 to 200,000.

     For:  2,927,225  Against:  80,200  Abstain:  4,200


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



                                         MEDICALCONTROL, INC.



August 15, 1997                          /s/ John Ward Hunt
                                         -------------------------------------
                                         John Ward Hunt
                                         President
                                         Chief Executive Officer



                                         /s/ David A. Hanson
                                         -----------------------------------
                                         David A. Hanson
                                         Vice President, Finance and Accounting