Form 10QSB
period 1997-09-30
MEDICALCONTROL INC
filed 1997-11-14
CIK 897546

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-QSB

--------------------------------------------------------------------------------

 (Mark one)
    XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 -----------
              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


__________    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT OF 1934

                For the transition period from ______to ______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X   NO___
                                                               ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 3,825,023 as of November 1, 1997

Transitional Small Business Disclosure Format (Check one):  YES ____  NO X
                                                                        ---
--------------------------------------------------------------------------------

                             MEDICALCONTROL, INC.

             Form 10-QSB for the Quarter ended September 30, 1997

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

                      MEDICALCONTROL, INC. AND SUBSIDIARY
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                  (UNAUDITED)

                    ASSETS                                               1997                     1996
                    ------                                           -------------            ------------
CURRENT ASSETS
   Cash and cash equivalents                                          $ 2,284,855             $ 2,013,302
   Accounts receivable - trade, net of allowance
     for doubtful accounts of $254,000 and
     $242,000                                                           1,925,360               1,608,842
   Accounts receivable - premium                                          423,268                 390,907
   Accounts receivable - other                                             10,109                  20,429
   Prepaid expenses and other current assets                              222,677                 273,337
   Deferred income taxes                                                  137,359                 137,359
                                                                      -----------             -----------
     Total current assets                                               5,003,628               4,444,176

NOTE RECEIVABLE - OFFICER, including accrued interest                     386,646                 365,221

PROPERTY AND EQUIPMENT, NET                                             1,736,884               1,698,681

GOODWILL, NET                                                           3,483,012               3,578,003

INTANGIBLE AND OTHER ASSETS, NET                                          778,667                 950,854
                                                                      -----------             -----------

     TOTAL ASSETS                                                     $11,388,837             $11,036,935
                                                                      ===========             ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
CURRENT LIABILITIES
   Accounts payable - trade                                           $   537,846             $   577,650
   Accounts payable - premium                                             939,260                 861,320
   Accrued liabilities                                                    682,290                 716,931
   Income taxes payable                                                    80,381                  77,164
   Current portion of long-term debt                                      147,317                 791,405
                                                                      -----------             -----------
     Total current liabilities                                          2,387,094               3,024,470

NON-CURRENT LIABILITIES

   Long-term debt, net of current portion                                 174,704                 103,346
   Deferred gain                                                          902,417                       -
   Deferred income taxes                                                  281,111                 281,111

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock - $.10 par; 4,000,000
     shares authorized, no shares issued or outstanding                         -                       -
   Common stock - $.01 par: 8,000,000 shares
     authorized, 3,908,635 and 3,907,190 issued                            39,086                  39,072
   Additional paid-in capital                                           5,231,265               5,224,979
   Retained earnings                                                    2,892,056               2,632,853
                                                                      -----------             -----------
                                                                        8,162,407               7,896,904
   Less: Treasury stock (83,612 shares - 50,000 and 33,612
    shares acquired in 1997 and 1996, respectively) at cost              (518,896)               (268,896)
                                                                      -----------             -----------
    Total stockholders' equity                                          7,643,511               7,628,008
                                                                      -----------             -----------

    TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                       $11,388,837             $11,036,935
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

                      MEDICALCONTROL, INC. AND SUBSIDIARY
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (UNAUDITED)

                                                     For the Three Months Ended             For the Nine Months Ended
                                                            September 30,                         September 30,
                                                    -------------------------------    --------------------------------
                                                       1997               1996             1997                1996
                                                    -------------------------------    --------------------------------
NET REVENUES                                        $  3,577,547      $3,877,213       $ 10,717,501        $ 11,734,228
                                                    ------------      ----------       ------------        ------------

OPERATING EXPENSES
  Salaries and wages                                   1,954,351       2,017,375          5,683,688           6,062,244
  Other operating expenses                             1,316,578       1,349,842          4,039,713           4,251,013
  Depreciation and amortization                          254,190         209,889            666,792             626,452
                                                    ------------      ----------       ------------        ------------

    Total operating expenses                           3,525,119       3,577,106         10,390,193          10,939,709
                                                    ------------      ----------       ------------        ------------

INCOME FROM OPERATIONS                                    52,428         300,107            327,308             794,519
                                                    ------------      ----------       ------------        ------------

OTHER INCOME (EXPENSE)
  Interest expense                                        (5,266)        (11,640)           (14,925)            (85,655)
  Investment income                                       25,618          23,124             75,225              69,677
  Other                                                    4,430           5,360             17,397              27,180
                                                    ------------      ----------       ------------        ------------

    Total other income (expense)                          24,782          16,844             77,697              11,202
                                                    ------------      ----------       ------------        ------------

INCOME BEFORE INCOME TAXES                                77,210         316,951            405,005             805,721

Provision for income taxes                                14,912         122,041            145,802             302,078
                                                    ------------      ----------       ------------        ------------


NET INCOME                                          $     62,298      $  194,910       $    259,203        $    503,643
                                                    ============      ==========       ============        ============

Earnings per share                                  $       0.02      $     0.05       $       0.07        $       0.13
                                                    ============      ==========       ============        ============

Weighted average number of shares and
 common stock equivalents outstanding                  3,827,571       3,955,353          3,871,731           3,955,507
                                                    ============      ==========       ============        ============

       The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARY
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                  (UNAUDITED)
                                  -----------

                                                                                                    For the Nine Months Ended
                                                                                                          September 30,
                                                                                                 -------------------------------
                                                                                                        1997             1996
                                                                                                 --------------   --------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
 Net income                                                                                      $     259,203    $     503,643
  Adjustments to reconcile net income
   to net cash provided by operations
   Depreciation and amortization                                                                       666,792          626,452
   Allowance for doubtful accounts                                                                      80,000          107,000
   Net changes in certain assets and liabilities
       Accounts receivable - trade                                                                    (396,518)          91,886
       Accounts receivable - premium                                                                   (32,361)           8,588
       Prepaid expenses and other current assets                                                        60,980           53,139
       Accounts payable - trade                                                                        (39,804)        (240,657)
       Accounts payable - premium                                                                       77,940           63,401
       Accrued liabilities                                                                             (31,424)        (112,640)
                                                                                                 --------------   --------------

Net cash provided by operating activities                                                              644,808        1,100,812
                                                                                                 --------------   --------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
   Purchases of property and equipment                                                                (347,130)        (151,712)
   Proceeds from sale of real estate option                                                            902,417
   Proceeds from sale of subsidiary                                                                          -          255,129
                                                                                                 --------------   --------------

Net cash provided by (used in) investing activities                                                    555,287          103,417
                                                                                                 --------------   --------------


CASH FLOWS RELATED TO FINANCING ACTIVITIES
   Increase in note receivable - officer                                                               (21,425)         (20,967)
   Net drawdowns/(repayments) on revolving bank lines of credit                                              -         (935,000)
   Proceeds (Payments) of long-term debt                                                              (572,730)        (331,305)
   Proceeds (Payments) of severance agreements                                                         (90,687)               -
   Proceeds from issuance of common stock                                                                6,300            7,853
   Acquisition of treasury stock                                                                      (250,000)               -
   Stock and warrant registration costs                                                                      -          (41,042)
                                                                                                 --------------   --------------

Net cash provided by used in financing activities                                                     (928,542)      (1,320,461)
                                                                                                 --------------   --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                   271,553         (116,232)


Cash and cash equivalents at beginning of period                                                     2,013,302        1,651,475
                                                                                                 --------------   --------------

Cash and cash equivalents at end of period                                                         $ 2,284,855      $ 1,535,243
                                                                                                 ==============   ==============


SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                                      $    44,897      $    83,104
                                                                                                 ==============   ==============
Income taxes paid                                                                                  $   139,943      $   245,005
                                                                                                 ==============   ==============

       The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1997

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

NOTE 3 - EARNINGS PER SHARE

Earnings per share is computed using the weighted-average number of shares of common stock and common stock equivalents (calculated using the treasury stock method) outstanding during the year. Included in the primary earnings per share calculations for the nine month and three month periods ended September 30, 1997, are 26,270 and 2,548 common stock equivalents, respectively.

The Company will adopt Statement of Accounting Standards (SFAS) No. 128 - "Earnings per Share," in its December 31, 1997, consolidated financial statements. SFAS No. 128 requires the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. As required, the Company will restate previously reported earnings per share in accordance with the provisions of this pronouncement. There is no material impact on pro forma basic and diluted earnings per share from previously reported earnings per share for the nine months ended September 30, 1997 and 1996.

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

NOTE 6 - SEVERANCE AGREEMENT

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

NOTE 7 - DEFERRED GAIN

In connection with the Company's relocation of its corporate offices and principal operations in January 1997, management secured a purchase option on their new office facility. During September 1997, the Company sold this option to a third party for $910,000 cash, who subsequently exercised the option. Concurrent with the sale, the Company executed a ten year lease extension at a fixed annual rental rate at or below current market rates. The proceeds from this sale were used to retire all outstanding borrowings under the Company's line of credit and other corporate purposes. The gain from this transaction will be recognized on a straight-line basis over the life of the lease extension and is reflected as a deferred gain on the accompanying balance sheet.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 1996.

(1)   RESULTS OF OPERATIONS

Net revenues for the three months ended September 30, 1997 decreased 8% to $3,577,547 from $3,877,213 for the comparable 1996 period, and decreased 9% to $10,717,501 from $11,734,228 for the nine months ended September 30, 1997, compared to the same period ended September 30, 1996. PPO revenues declined approximately $214,000 for the quarter and approximately $715,000 for the nine month period primarily due to client turnover, management's focus on eliminating marginal or unprofitable business and fluctuations in the relative mix of hospital versus physician claims volume. TPA revenues decreased approximately $85,000 for the quarter and approximately $300,000 for the nine month period primarily due to the loss of a client.

Net income for the quarter ended September 30, 1997 was $63,298 compared to $194,910 for the same period in 1996. Net income decreased to $259,203 for the nine months ended September 30, 1997, compared to $503,643 for the same 1996 period. Primary earnings per share were $.02 and $.05 for the quarters ended September 30, 1997 and 1996. Primary earnings per share for the nine months ended September 30, 1997, was $.07, compared to $.13 for the comparable 1996 period. Included in the nine month's operating results were the following non-recurring costs: approximately $67,000 associated with the Company's relocation of its principal operations and corporate offices to a new facility, approximately $157,000 related to the implementation of a new claims processing system for its subsidiary, approximately $86,000 related to a separation agreement with a former employee, and approximately $43,000 related to the acceleration of amortization of certain capitalized software costs. Each of these items is more fully discussed below. Exclusive of the impact of these events, year to date 1997 operating results would have been comparable to those achieved in the same period in 1996.

Salaries and wages decreased 3% to $1,954,351 from $2,017,375 for the quarter ended September 30, 1997, as compared to the prior year period. For the nine months ended September 30, 1997 and 1996, respectively, salaries and wages decreased 6% to $5,683,688 from $6,062,244. Exclusive of approximately $86,000 of separation costs associated with a former employee, salaries and wages decreased approximately 465,000 (8%). Personnel costs have been reduced due to operating efficiencies realized in claims processing and network services as a result of improvements made to the Company's information systems, offset by additional information management personnel.

Other operating expenses decreased by approximately $33,000 for the three months ended September 30, 1997, or 2%, as compared to the three months ended September 30, 1996. Other operating expenses decreased approximately $211,000 (5%) for the nine months ended September 30, 1997, as compared to the same period in 1996. This decrease was due primarily to reductions in consulting costs (for information systems, marketing, and personnel needs) of $293,000, occupancy costs of $31,000, and other general operating expenses of $111,000. These operating expense reductions were offset by approximately $67,000 of nonrecurring costs associated with the Company's relocation of its principal operations and corporate offices during January 1997 and approximately $157,000 of system conversion costs.

During late 1996, the Company's subsidiary entered into a service agreement with a third party for use of their claims adjudication software via on-line access to its data center. This arrangement provides the Company's TPA operations with access to industry leading claims processing systems, which will improve customer service and broaden product offerings. During the nine months ended September 30, 1997, the Company incurred approximately $157,000 of costs related to this conversion project, which are included in other operating expenses discussed in the preceding paragraph.

Depreciation and amortization for the quarter ended September 30, 1997 was $254,190 compared to $209,889 for the same period in 1996. Depreciation and amortization increased to $666,792 for the nine months ended September 30, 1997, compared to $626,452 for the same 1996 period. During 1997 and 1996, the company has been developing its industry-leading new IMPULSE PPO network administration and claims repricing system. All costs associated with this development have been expensed as incurred. As this new application platform is implemented, certain previously capitalized software projects will be discontinued. Accordingly, management has begun to accelerate the amortization of these software projects to reflect their revised estimated useful lives. During the current quarter, an additional $43,356 of non-cash amortization expense has been recognized in the accompanying financial statements.

Other income and expense was income of $24,782 and $77,697 for the quarter and nine month period ended September 30, 1997. For the quarter and nine months ended September 30, 1996, other income and expense was income of $16,844 and $11,202, respectively. This favorable increase was primarily attributable to lower interest expense associated with the Company's revolving line of credit, as average borrowings under this credit facility have been significantly reduced during the last half of 1996.


(2)    LIQUIDITY AND CAPITAL REQUIREMENTS

The Company had net working capital of $2,616,534 at September 30, 1997, compared to $1,419,706 at December 31, 1996. Cash and cash equivalents were $2,284,855 at September 30, 1997, compared to $2,013,302 at December 31, 1996.

Capital expenditures for the purchase of tangible property and equipment were $347,130 for the nine months ended September 30, 1997. These expenditures included leasehold improvements of approximately $60,000 associated with the Company's relocation discussed above. Management currently expects total capital expenditures for the remaining three months of 1997 to be approximately $100,000, of which $50,000 relates to the implementation of the new claims processing system for its subsidiary.

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

In connection with the separation agreement with a former employee discussed in
Note 6 to the accompanying financial statements, the Company will be required to make eight quarterly installments of $13,750, plus interest at 8%, beginning on September 30, 1997. The first installment was made prior to period end.

In connection with the sale of a purchase option on the Company's principal facility discussed in Note 7 to the accompanying financial statements, the Company received $910,000 in cash at closing. These cash proceeds were used to retire all outstanding borrowings under the Company's revolving line of credit. At September 30, 1997, the Company had net investments, included in cash and cash equivalents above, of $400,000 with a bank.

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



                                         MEDICALCONTROL, INC.



November 14, 1997                        /s/ John Ward Hunt
                                         -------------------------------------
                                         John Ward Hunt
                                         President
                                         Chief Executive Officer



                                         /s/ David A. Hanson
                                         -----------------------------------
                                         David A. Hanson
                                         Vice President, Finance and Accounting