Form 10KSB
period 1997-12-31
MEDICALCONTROL INC
filed 1998-03-31
CIK 897546

                                 UNITES STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

Commission File Number 1-11922

                             MEDICALCONTROL, INC.
                        -------------------------------
                (Name of small business issuer in its charter)

                     Delaware                                                   75-2297429
-------------------------------------------------------------     --------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification Number)

8625 King George Drive, Suite 300
     Dallas, Texas                                                                75235
---------------------------------------                                       --------------
(Address of principal executive offices)                                        (Zip Code)

Issuer's telephone number:                    (214) 630-6368

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
                                                          YES  X      NO
                                                               --        --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year:  $14,313,101.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of March 27, 1998: $20,821,553*

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,966,010 shares of Common Stock, $.01 par value as of March 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for 1998 Annual Meeting of Shareholders of MedicalControl, Inc. are incorporated by reference into Part III of this Form
                                    10-KSB.

Transitional Small Business Disclosure Format:    Yes      No  X
                                                     --        --

*The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $5.25, the last sales price of the Registrant's common stock as of March 27, 1998, such date being within 60 days prior to the date of filing.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     MedicalControl, Inc. (the "Company") is a holding company comprised of related companies serving the managed care industry and providing health care benefit plan administration. The Company's three major subsidiaries are MedicalControl Network Solutions, Inc. ("MedicalControl"), providing managed care services primarily through its preferred provider networks, Diversified Group Administrators, Inc. ("DGA"), providing third party administration ("TPA") services and PPO Management Solutions, Inc. ("PMSI"), providing network management and repricing software and services for preferred provider organizations ("PPO") and certain healthcare network organizations.

     As a PPO, MedicalControl contracts with hospitals, physicians and ancillary providers to provide access to comprehensive healthcare services on behalf of its clients and their employees or members at negotiated, discounted rates. MedicalControl reprices resulting network provider claims to reflect negotiated terms as well as providing healthcare data analyses, reporting and related healthcare cost containment programs. Over the past three years, MedicalControl has undergone significant changes. MedicalControl has retained new management focused on expanding its products and service offerings as well as improving efficiencies and operations. MedicalControl believes one of the keys to meeting its goals for growth is delivering the highest levels of quality client and customer service. MedicalControl is attempting to meet and to exceed the needs of its customers, while also achieving the Company's internal goals and objectives.

     MedicalControl plans to achieve its revenue growth through internally generated sales of its PPO, through acquisitions and by entering new markets. MedicalControl plans to increase its penetration of its target markets by offering clients a more complete range of managed healthcare services designed to improve services and to minimize the cost of providing employee healthcare and other health benefit programs. MedicalControl is also seeking to expand through acquisition of other PPOs or related managed care services companies. There can be no assurance that the Company will be able to increase revenues or earnings through acquisitions, operating efficiencies or otherwise.

     PMSI, using its recently completed proprietary application software system, provides repricing services for PPOs that enable PPOs and their clients to reprice provider claims to reflect negotiated rates and to produce data analyses, reporting and other cost containment information. PMSI began servicing its first client in the fall of 1997. During the first quarter of 1998, PMSI began formally marketing its repricing and administrative services software and services.

     DGA provides a comprehensive range of administration services to self-funded benefit plans, insurance companies, provider-based organizations and other benefit management organizations. DGA provides complete benefit plan review, design and administration services to administer comprehensive employee benefit programs and risk management activities. DGA currently administers over 300 self-funded benefit plans, one fully insured plan and over 50 risk management plans, with clients ranging from 50 to 3,000 employees. Current total covered lives exceed 90,000 members located in 49 states. In 1997, DGA in a joint venture with a regional healthcare provider, introduced a new fully insured product underwritten by an insurance company.

     The Company was incorporated in October 1989 as a Delaware corporation. Unless the context otherwise requires, the term the "Company" refers to MedicalControl, Inc. and its direct and indirect wholly-owned subsidiaries. Effective January 1, 1998, the Company established MedicalControl and PMSI as subsidiaries and transferred its managed care operations to MedicalControl and its repricing and administrative services operations to PMSI. All references to the operations of MedicalControl or PMSI prior to January 1, 1998, are to operations of the Company. The Company's executive offices are located at 8625 King George Drive, Suite 300, Dallas, Texas 75235 and its telephone number is (214) 630-6368.

INDUSTRY OVERVIEW

     The managed care industry has experienced tremendous growth and change over the past fifteen years. Primary among the available managed care solutions offering access to healthcare services at reduced rates are Health Maintenance Organizations ("HMOs") and PPOs. Among other factors, HMOs are distinguished from PPOs in that HMOs are responsible for the delivery of medical services to their members and assume the financial risk for the costs associated with that healthcare. PPOs, including MedicalControl, instead offer employers and healthcare purchasers access to a network of contracted facilities and providers who have agreed to provide services for discounted rates from their standard fees. In such PPO arrangements, the self-insured employer or benefit plan typically remains responsible for the cost of care. Currently, approximately two-thirds of all Americans are enrolled in a PPO, HMO or other form of managed care. A growing number of health insurance carriers, HMOs, TPAs and provider groups have also established their own PPO networks.

     Employers and other healthcare purchasers have encouraged the development or expansion of alternative forms of healthcare delivery and financing, including employer self-funding for healthcare benefits. Currently, over 67% of employers have opted for self-insurance. Under a self-funded benefit program, an employer retains the obligation of funding claims, frequently acquiring reinsurance to provide protection against claims exceeding specific or aggregate amounts. By adopting self-funding programs and using the plan administration services of TPAs and other managed care services, employers may experience lower costs and obtain other advantages over traditional insurance.

     In recent years, political, economic and regulatory influences have subjected the healthcare industry to fundamental change and consolidation. Since 1993, the Clinton administration and Congress have proposed various programs aimed at reforming the healthcare system. Certain healthcare related laws were enacted in 1996 and 1997 and additional proposals are still under consideration at federal and state levels. Many managed care companies are attempting to predict the outcome of these proposals and are entering new markets or diversifying. It is uncertain whether any of the proposals will be enacted by Congress or the state legislatures or what form such legislation may take. The Company cannot predict what effect federal or state health care legislation or private sector initiatives will have on the PPO or TPA. There can be no assurance that further health care reforms will not be adopted which would have a material adverse effect on the Company.

     Another trend in the managed care industry is the development or expansion of provider-owned networks. In some areas, these provider-owned or operated organizations require a plan or PPO to access their network exclusively in a service area. These provider-owned or operated organizations may also own or contract the providers in a given service area, requiring the PPO to contract with that organization in order to offer a network in that area. Such situations limit the ability of the PPO to provide the broadest network offering or limits access altogether.

MANAGED CARE BUSINESS

     MedicalControl provides access to preferred provider networks for its clients and their enrolled plan members. It also provides clients with healthcare data analyses, reporting and related healthcare cost containment programs. MedicalControl principally markets its managed healthcare services to self-insured employers, insurance companies, third party administrators and managed care organizations with large concentrations of employees or participants within the southwestern United States. MedicalControl has established and continues to enhance networks of healthcare providers providing medical services to clients' plan members at negotiated, discounted rates. After the provider renders service, MedicalControl, its client or its client's third party administrator reviews and reprices the provider's bill to apply the PPO's negotiated rates prior to adjudication and payment. MedicalControl also offers a variety of management reports to clients designed to measure and evaluate the cost-effectiveness and quality of the employers' healthcare benefit programs. These reports provide summary and detailed information on services and network utilization, claims processing activity, accounting data and cost savings.

     As of December 31, 1997, MedicalControl had over 75 clients comprising more than 270,000 employees or plan members and representing over 621,000 covered lives. Through the Company's provider networks, the Company's clients have access to more than 2,100 hospitals and 127,000 physicians and other healthcare providers nationwide. Significant concentrations of covered employees or plan members reside in Dallas, Fort Worth, San Antonio and Houston, Texas in addition to the States of California, Florida, Illinois, Ohio, Oklahoma and Pennsylvania.

     Products and Services. MedicalControl plans to achieve revenue growth by offering its clients a more complete range of network and managed healthcare services designed to improve quality and to minimize the costs associated with their employee benefit programs. MedicalControl provides a variety of managed care products including access to quality, cost effective PPO networks, provider claims repricing, healthcare data analyses and reports and healthcare cost containment programs.

     MedicalControl offers the following types of PPO networks:

     . MedicalControl Hospital Network -- a network of more than 2,100 acute care hospitals and 4,000 ancillary facilities available through both direct agreements and affiliate network agreements.

     . MedicalControl Physician Network -- a network of more than 127,000 physicians, chiropractors, physical therapists and other healthcare professionals through both direct agreements and affiliate network agreements.

     . MedicalControl Behavioral Network -- a network of mental health, alcohol and substance abuse treatment facilities.

     Contracted network providers have agreed to accept, as full payment, negotiated fee schedules in place of the current charges the providers bill to non-network patients for the same procedures and services. As a result of the Company's negotiated fee schedules for its Texas hospital network, the Company's clients achieve average savings over 30% between billed charges and MedicalControl's negotiated, discounted rates for Texas network hospital claims.

     MedicalControl's discounts continue to increase incrementally as actual current charges increase and fee schedules are re-negotiated at lower levels.
In addition to hospitals and facilities, MedicalControl also contracts with physicians. MedicalControl evaluates and verifies the credentials of physicians in MedicalControl's directly contracted Texas and New Mexico networks in accordance with standards established by the American Accreditation HealthCare Commission/URAC.

     MedicalControl reprices network provider claims based on the negotiated fee schedule and provides clients the ability to reprice their own claims. In providing in-house claims repricing services for the year ended December 31, 1997, the Company processed over 560,000 claims in an average of 2.7 calendar days with an accuracy rate of over 97%. MedicalControl uses PMSI's proprietary software system to reprice network provider claims on behalf of its clients. This system also allows clients or claims payors to reprice claims and perform customer service functions remotely via direct-dial modem or Internet access to the system, provides faster response times and requires fewer keystrokes therefore reducing errors while increasing efficiency. PMSI's system also has the ability to track claims status for improved customer service.

     MedicalControl provides extensive healthcare data analyses and reports to its clients. PMSI's system automatically produces these comprehensive utilization and savings reports in easy-to-understand format on a scheduled basis. MedicalControl can also create efficient ad hoc and custom reports with advanced report writing tools. Clients have access to a catalog of over 200 standard reports identifying information related to services and network utilization, savings analyses, provider networks and claims production activity. MedicalControl can produce these reports and other needed data electronically, providing it to clients via diskette, direct modem access or the Internet.

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

     In 1996, MedicalControl, through a third party, began offering a complete range of utilization management review products and medical case management services to its clients. The PPO managed care utilization management model directs and minimizes utilization of healthcare services through utilization review and attempts to control the total costs of services utilized through steerage to and use of contracted network providers. Coupled with the use of PPO network providers, such services better control utilization of healthcare services, direct patients and providers to more cost effective alternatives and provide referral to network providers, greatly improving the cost effective delivery of care.

     Although MedicalControl is expanding its products to include other services for the benefit of its PPO clients, MedicalControl's expects its primary product to continue to be its PPO networks.

     Provider Arrangements and Services. MedicalControl provides clients with savings on hospital, physician and related healthcare expenditures through geographically tailored networks of quality, cost-effective providers. MedicalControl's strategy is to create a network of healthcare providers that meet the financial needs of clients and the healthcare needs of their covered employees or plan members. MedicalControl uses the group purchasing leverage of multiple clients to negotiate competitive discounts with such providers. Healthcare providers join MedicalControl's PPO network to maintain or increase patient volume as members are directed to them through the client's health benefit plans, utilization review oversight and other channeling mechanisms.

     The network development process begins with evaluation of MedicalControl's current client needs, projected future needs and the supply of and demand for healthcare providers in a given geographic area in MedicalControl's southwestern United States target market. Other demographic and environmental information gathered in the development process, such as the economic condition of the area and major businesses in the community, assists in identifying essential factors that can impact network development and the negotiating process.

     MedicalControl contracts with other PPO networks to develop and provide access to provider networks, as needed, in regions of the country outside the southwestern United States. MedicalControl also maintains affiliate relationships in the southwestern United States to supplement its own network. MedicalControl has affiliate network relationships in the States of Alabama, Arizona, Arkansas, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Louisiana, Nevada, Michigan, Minnesota, Mississippi,

New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Virginia, Washington and Wisconsin.

     As of December 31, 1997, the following lists the approximate number of MedicalControl's contracted providers:

                                                               Primary Care   Specialty       Total
                                  Hospitals      Ancillaries   Physicians(1)  Physicians    Physicians
                                  ------------   -----------   -------------  -----------   ----------
Directly Contracted                        600         1,500           3,800        9,000       12,800

Contracted Through Affiliates
                                         1,500         2,700          35,000       78,800      113,800
                                         -----         -----          ------       ------      -------
Total                                    2,100         4,200          38,800       87,800      126,600
                                         =====         =====          ======       ======      =======

_________________
(1) Primary care physicians include general practitioners, family practitioners, pediatricians and internal medicine physicians.

     In the event that current contracts with providers are not continued, MedicalControl believes there are other physician groups, hospitals and other providers sufficient to serve its clients' employees and members adequately. MedicalControl believes that its relationships with its providers are generally good, however, there is increasing competition for physicians and other healthcare providers from other PPOs, HMOs, provider-owned networks and other healthcare plans. There can be no assurance that MedicalControl will in all cases be successful in maintaining existing relationships or attracting necessary healthcare providers with adequate discounts.

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

     MedicalControl was the first PPO in the nation to have its physician credentialing process accredited by the American Accreditation HealthCare Commission/URAC as applied to its Texas and New Mexico directly contracted networks. In the credentialing process, MedicalControl, using primary source verification, confirms that a physician meets the established MedicalControl standards. After confirming that a provider group credentials to its standards, MedicalControl may choose to delegate the credentialing function to a provider group that already credentials its physicians.

     Marketing. MedicalControl principally markets its managed healthcare services to self-insured employers, insurance companies, third party administrators and managed care organizations with large concentrations of employees or participants within the southwestern United States. MedicalControl markets its products and services through an employed sales staff, independent sales agents and third parties such as TPAs and insurance companies. MedicalControl plans to place greater emphasis on marketing to TPAs, insurance companies and other third parties that in turn market MedicalControl's PPO to their clients. MedicalControl has developed marketing programs designed to emphasize the unique aspects of its network products, other managed care services and its reputation for quality service. MedicalControl provides marketing services through its corporate office in Dallas, Texas.
MedicalControl has recently closed its regional office located in Houston, Texas.

     As is customary in the PPO industry, clients generally offer MedicalControl's PPO to their employees or members as an alternative to either traditional indemnity insurance coverage or an HMO. MedicalControl believes that the most significant factors in the selection of MedicalControl's PPO by employers and employees include the scope, location and size of the provider network, provider choice, depth of discounts, quality of services, PPO access fees, market presence and reputation. MedicalControl believes that its clients' employees and members select MedicalControl's PPO rather than an HMO due to the significantly greater freedom of choice of providers offered by MedicalControl, in addition to other factors. HMOs typically require enrollees access to a more restricted panel of physicians than PPOs.

     MedicalControl believes the charges paid by its clients for healthcare services rendered, along with the fees paid to MedicalControl, result in significant net savings to the client, which are competitive with other managed care companies. MedicalControl has been the subject of independent client analyses from time to time that validates its position. In addition, MedicalControl believes that its proprietary PPO networks tend to be more extensive than its competitors in certain geographic regions, providing greater access for a particular client's employees or members.

     MedicalControl charges its clients for access to its PPO network or networks on either a percentage of savings or a per employee per month ("PEPM") basis. For the fiscal years ending December 31, 1997, 1996 and 1995, MedicalControl derived 72%, 72% and 68%, respectively, of its PPO revenue from access fees based on the percentage of savings method. For percentage of savings clients, the actual savings upon which MedicalControl's fees are based is the difference between what the client or payor would have paid without MedicalControl's intervention and the final bill (reflecting the discounted adjustment) actually paid. The percentage and aggregate revenue recognized by MedicalControl varies depending on the number of enrollees, their levels of utilization of provider services and the networks selected by the client. The PEPM basis provides MedicalControl with an expected level of payment that is not contingent or dependent upon utilization levels. The number of clients that use the PEPM basis has increased during the past three years. MedicalControl believes that its pricing is competitive with the market.

     PPO MANAGEMENT SOFTWARE AND ADMINISTRATIVE BUSINESS

     PMSI began to actively market its PPO management software and claims repricing services during the last quarter of 1997. PMSI offers three types of products: i) sale/lease of proprietary PPO management software, ii) lease of proprietary PPO management software and data center outsourcing and iii) outsourcing of PPO administrative services including claims repricing, customer service and PPO data management. PPOs, medical provider groups and other managed care companies offering provider networks represent the target markets for PMSI products and services. During the fall of 1997, PMSI began servicing its first client, a regional PPO in Houston, Texas. PMSI performs claims repricing, customer services and management reporting services on behalf of this client.

     PMSI's new PPO management and repricing software system, referred to as the Information Management Processing & UtiLization SystEm (IMPULSE(TM)), is a comprehensive PPO claims repricing and customer service system based on client/server technology. The system employs an Oracle(TM) relational database engine and state-of-the-art Visual Basic(TM) user interface. IMPULSE's advanced technology also allows clients or claim payors to reprice claims and perform customer service functions remotely via direct dial modem or Internet access to the system. IMPULSE provides faster response times and requires fewer keystrokes than most systems therefore reducing errors while increasing efficiency. The system also has the ability to track claims status for improved customer service.

      PMSI is continuing its development and improvement of its data processing systems, proprietary software and administrative services. PMSI plans to continue to develop PPO management software serving MedicalControl and its clients as well as software which is marketed to prospective clients. There can be no assurance that PMSI will be able to develop additional software or that the current or future developed software will be marketable.

     Through continuing development of its advanced, proprietary client/server software and relational database, PMSI plans to strengthen and expand its current client base as well as broaden its revenue sources through entry into new markets. Although there can be no assurance that any such products or services will be successfully developed, PMSI believes that these new administrative services and products could provide superior administrative services relating to healthcare services network and cost management.

     PMSI has developed software that allows the electronic transmission and receipt of provider claims. PMSI can receive electronic claims from facilities utilizing the National Electronic Interchange Corporation (NEIC) clearinghouse which reduces the costs associated with manual input of claims data. Once PMSI receives the claims from the clearinghouse, certain facilities' claims can be automatically repriced without human intervention, again reducing manual input costs. The Company expects to complete modifications of its software to permit the electronic transmission of physician claims within the next six months.

     PMSI has no patents and relies on a combination of trademarks, trade secrets and copyright protection to establish and protect its proprietary technology. PMSI routinely enters into confidentiality agreements with its employees and clients; however, there can be no assurance that the legal protections and precautions taken will be adequate to prevent misappropriation of PMSI's technology. In addition, these protections and precautions do not prevent independent third party development of competitive technology.

     During 1996 and 1997, the Company incurred approximately $465,000 and $286,000 of software development costs, respectfully, all of which were expensed as incurred. As this new application platform was implemented, certain previously capitalized software projects were being discontinued. Accordingly, management began to accelerate the amortization of these software projects to reflect their revised estimated useful lives. During 1997, an additional $43,000 of non-cash amortization expense has been recognized in the accompanying financial statements.

     The Company has reviewed all of its significant systems and believes that they are year 2000 compliant and any cost to bring non-significant systems into compliance will be immaterial. There can be no assurance, however, that an unknown issue will not arise or that any costs will not exceed current expectations.

THIRD PARTY ADMINISTRATION BUSINESS

     DGA provides a comprehensive range of administration services to self-funded benefit plans, insurance companies, provider-based organizations and other benefit management organizations. DGA provides complete benefit plan review, design and administration services to administer comprehensive employee benefit programs and risk management activities. DGA currently administers over 300 self-funded benefit plans, one fully insured plan and over 50 risk management plans, with clients ranging from 50 to 3,000 employees. Current total covered lives exceed 90,000 members located in 49 states.

     Acquisitions of the TPAs. In August 1994, the Company purchased all of the issued and outstanding shares of the capital stock of DGA. In October 1994, the Company purchased substantially all of the assets of Group Administrators, Inc., a Texas corporation ("GAI"). In November 1994, the Company purchased Group Administrators, Inc.- San Antonio ("GAS"), which it subsequently sold effective December 31, 1995, to two former owners of GAS. In July 1996, GAI merged with and into DGA.

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

     DGA also maintains and manages the relationships and interfaces with insurance carriers who provide risk taking products for DGA's clients. DGA files claims with carriers on behalf of clients in many lines of coverage including specific and aggregate stop loss, life and accidental death, disability income and insured medical, dental and vision products.

     In 1996, DGA entered into a joint venture arrangement with The Initial Group, a Knoxville, Tennessee provider-owned PPO. St. Mary's Health System and Baptist Health System of Knoxville, both of which are clients of DGA, own The Initial Group. The Initial Group contracts with hospitals and doctors in an eight-county area of Northeastern Tennessee. DGA and the Initial Group formed the joint venture, known as East Tennessee Administrative Services ("ETAS"), to develop and market in Knoxville, Tennessee and surrounding areas both self-funded programs and a fully insured managed care programs underwritten by an insurance company. DGA and The Initial Group each own 50% of the joint venture and share equally in revenues and expenses. ETAS introduced a fully insured product, the Initial Advantage, in July 1997. This product is designed for small and medium sized employer groups in eastern Tennessee. As of December 31, 1997, this product serviced 38 groups with 491 employees and generated $1,400,000 in annualized premiums. Management expects ETAS to have similar levels of growth in 1998 during which time additional product lines will be developed.

     Marketing. DGA markets its products and services directly through in-house personnel and through a national network of licensed/approved brokers. Over 95% of new revenues are generated through relationships with existing brokers and clients.

     DGA believes that clients select DGA's TPA services for a variety of reasons including flexibility, data processing and claims administration system capabilities, personalized client services, competitive pricing, reputation, market presence and longevity in the industry. DGA's TPA operations have been in existence for 16 years - significantly longer than most TPAs.

     DGA believes that future marketing opportunities will be concentrated in marketing risk assumption products of insurance companies and other risk-assumers such as fully-insured managed care programs and provider-based risk assumption organizations. DGA is constantly reviewing auxiliary suppliers for quality products to supplement offerings to clients. As a TPA, DGA currently offers auxiliary service providers to its clients in the form of 18 insurance carriers, seven utilization review firms, 36 managed care or discount provider networks, two Employee Assistance Programs, nine prescription drug plans and various other services.

     TPA revenues are derived from administrative fees, auxiliary service provider fees, consulting fees, commission income from insurance contracts, override and bonus arrangements with insurance carriers, override arrangements with auxiliary service providers and fee-for-service arrangements with brokerage firms. Administrative fees are based upon capitation, percentage or periodic basis. Insurance policy administration and commissions are based upon a percentage of total premiums. Overrides and bonuses are based upon profitability, volume and persistency. Other fees are on a negotiated basis.

     DGA maintains full client service offices in Canonsburg, Pennsylvania, Dallas, Texas and Knoxville, Tennessee. In addition to sales and marketing, client service personnel interact with clients on an ongoing basis related to problem resolution, plan modifications and communications with other Company personnel.

     Management Information Systems and Software Systems. Effective September 30, 1996, DGA entered into an agreement with Resource Information Management Systems ("RIMS") for the use of their most current version of software through access to the RIMS Data Center located in Naperville, Illinois. RIMS offers application software serving TPAs and claims administrators performing benefit plan administration, claims adjudication and related functions. Conversion from its former systems to the RIMS Data Center is substantially completed. Using frame relay telephone lines, each TPA location accesses the RIMS Data Center. DGA's agreement with RIMS provides continuous access to the most current software versions as may be available and requires that RIMS ensure satisfactory response time and system support, including a disaster recovery program. In addition, DGA, as a third-party administrator, benefits from improved functionality and productivity through the enhanced software programs. The full array of standard as well as ad hoc reporting capabilities is available to DGA's clients and it is easier to exchange data with clients and vendors. RIMS' software includes features allowing electronic claim submission, automatic batch adjudication, PPO repricing and point-of-service plan administration and adjudication, among others, that are considered essential in today's managed care marketplace. DGA believes that its systems are equal or superior to those offered by like-size TPAs operating on a national basis.

OTHER SERVICES

     The Company also provides large healthcare claims negotiation services for clients who incur out-of-network hospital claims through a subsidiary called Genesis/ValueCheck, Inc. ("G/VC"). Discounts achieved by G/VC vary depending on the size of the claim, the nature of the services, the specific facility and other factors. The Company achieves the savings or complete removal of certain charges based upon nurse reviews for medical necessity and appropriateness, comparison and negotiation based on the Company's database of usual and customary charges and other factors. G/VC may also negotiate a prompt pay discount with the provider. Company-developed software provides G/VC with data regarding reasonable and customary rates for use in negotiating discounts on bills from out-of-network providers.

CUSTOMERS

     For the fiscal years ended December 31, 1997, 1996 and 1995, two customers, American Airlines, Inc., and the National Rural Electric Cooperative Association, in the aggregate, accounted for approximately 18%, 17%, and 12%, respectively, of the net revenues of the Company. Individually, each of the foregoing major customers of the Company accounted for the following respective approximate percentages of the net revenues of the Company for the fiscal years ended December 31, 1997, 1996 and 1995: American Airlines, Inc., 9%, 9% and 6%, and the National Rural Electric Cooperative Association, 9%, 8% and 6%. Subject to anticipated fluctuations in the relative contribution of each of these clients, the Company expects that the combined volume of these clients as a percentage of revenues through 1998 will be comparable with prior periods. Although there can be no assurance, the Company does not expect the net results of the aggregate change in volumes of these clients to have a material effect on the Company's results from operations.

     The loss of any one or more of these principal customers could have a material adverse effect on the Company and its business. No customer accounted for as much as 10% of the Company's net revenues for the fiscal years ended December 31, 1997 and 1996.

     Clients representing approximately $2,000,000 of 1997 revenues have terminated or amended their contracts with the Company during 1997 and the first two months of 1998. Management believes that approximately $1,000,000 of this revenue loss will be recouped from a client that has increased its service area with the PPO. Further, management believes that the Company will be able to replace the remaining amount of revenue loss by increased penetration of other current clients, new PPO and TPA business development in 1998, marketing of its new PPO management and repricing services business and growth through acquisitions. During the last three years, the Company focused its attention on redefining its PPO products and services, developing IMPULSE and its PPO management and repricing business and investing in state-of-the-art adjudication technology for its TPA. During the last half of 1997, the Company renewed its focus on sales and marketing of its PPO and began marketing its PPO management and repricing software and services business.

COMPETITION

     The Company competes with national and local organizations that have developed PPOs and TPAs as well as with HMOs and major insurance carriers. The industry is highly competitive and significant consolidation has occurred within the industry, creating stronger competitors. The Company's managed care division also faces competition from hospitals, healthcare facilities and other healthcare providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of healthcare services. Large employer groups have demanded a variety of healthcare options, such as traditional indemnity insurance, HMOs, point-of-service plans and PPOs, offered either through self-funding or third parties. The Company competes with providers of all of these products, many of which have substantially greater financial resources than the Company. The Company believes that a limited number of companies provide all of the services offered by the Company within the geographic areas in which the Company presently operates. The Company's managed care subsidiary may encounter competition from companies with broader networks, narrower networks (which allow for greater cost control and lower prices), greater market share or more established marketplace name or reputation. These competitive factors could adversely effect the Company's financial results. The current competitive markets may also limit the Company's ability to price its products at levels the Company believes are appropriate. The Company's TPA subsidiary may encounter competition from larger TPAs with greater resources and regional TPAs with greater market penetration. Both subsidiaries of the Company will be subject to significant competition in any new geographic areas they may enter.

     PPOs and other network managers obtain network management and claims repricing software or services through a variety of means including internally developed, proprietary systems, use of claims adjudication systems through specific modules or modules designed for such purpose as well as through a few vendors selling PPO claims outsourcing services or software. Management believes there is no competitive software developed exclusively for PPOs with all of the advanced features, functionality or productivity tools of the IMPULSE PMSI system. Continuous investments and improvements will be required to keep its competitive advantage. There can be no assurance that such competitive advantage will be maintained.

GOVERNMENT REGULATION AND LEGISLATION

     Since 1993, many competing proposals introduced in Congress and various state legislatures have called for general healthcare market reforms to increase the access and availability of group health insurance and to require that all businesses offer health insurance coverage to their employees. It is uncertain what additional healthcare reform legislation, if any, will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. It is impossible to predict if proposals calling for broad insurance market reform will be reintroduced in Congress or in any state legislature in the future, or if any such proposal may be enacted. At both the federal and state level, there is also growing interest in legislation to regulate how managed care companies interact with providers and health plan members. The Company cannot predict what effect federal or state healthcare legislation or private sector initiatives will have on its PPO or TPA operations. There can be no assurance that future health care reforms or PPO regulations will not be adopted which would have a material adverse effect on the Company.

     The Employee Retirement Income Security Act of 1974 ("ERISA"), governing employee benefit plans, among other mandates, permitted employers to self-insure their health insurance by acting as a quasi-insurer. Employers viewed the ability to underwrite their own health claims as a result of ERISA as an opportunity to better control health costs. Regulation of such self-insured benefit plans falls under the auspices of the United States Department of Labor, which has strict, enforceable guidelines relative to the operation of TPAs in the administration of such plans. In addition, TPAs are subject to licensing and regulation on the state level. Typically, the only state requirements are a completed application, errors and omission coverage and proof of a fidelity bond in the amount of $500,000. DGA is licensed as a TPA in the states of Texas, Pennsylvania, Tennessee, California, Illinois, Kentucky, West Virginia and New Mexico and has filed for ERISA exemptions where required.

EMPLOYEES

     As of December 31, 1997, the Company and its wholly owned subsidiaries had approximately 186 full-time employees and 18 part-time employees. The Company believes that it has a good relationship with its employees. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY.

     In August 1996, the Company signed a ten-year lease for 8,000 square feet for its TPA operations in Dallas. In January 1997, the Company exercised an option to lease an additional 20,200 square feet in the same building complex for its executive offices and PPO operations. The total monthly rental is approximately $20,800. In connection with the Company's relocation of its corporate offices and operations for its PPO in January 1997, management secured a purchase option on their new office facility. During September 1997, the Company sold this option to a third party for $910,000 cash, who subsequently exercised the option. Concurrent with the sale, the Company executed a ten year lease extension at a fixed monthly rental of approximately $26,500. The Company also has a month-to-month lease for office space for a regional sales office in Houston, Texas, which terminates March 31, 1998.

     The Company also leases approximately 5,000 square feet in Canonsburg, Pennsylvania at a monthly rent of approximately $2,750 plus all maintenance and repairs. See "Certain Relationships and Related Transactions." The Company owns a 9,100 square foot building in Canonsburg, Pennsylvania with an outstanding mortgage in the principal amount of approximately $102,000 and monthly principal payments of approximately $1,500. The Company leases approximately 400 square feet in Knoxville, Tennessee.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq National Market under the symbol "MDCL." The following table sets forth the high and low bid prices of the Common Stock for the last two fiscal years as reported to the Company by the National Association of Securities Dealers, Inc.:

Quarter Ended                                       High Bid               Low Bid
-------------                                       --------               -------
March 31, 1997                                      5 5/8                    5
June 30, 1997                                       5 1/4                    3 1/2
September 30, 1997                                  5 7/8                    3 1/4
December 31, 1997                                   5 5/8                    5 1/4

March 31, 1996                                      6 7/8                    5
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

     (b) As of March 26, 1998, there were approximately 790 record and beneficial holders of the Company's Common Stock.

     (c) The Company has not declared or paid any dividends to date.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

     Total revenues for the year ended December 31, 1997 were $14.3 million, $1.1 million (7%) lower than the $15.4 million reported in 1996. This decline resulted primarily from the loss of one client, which accounted for approximately $600,000 of consolidated revenues. The remainder of the loss was attributable to reductions in PPO revenues resulting from client turnover, management's focus on eliminating marginal or unprofitable business, the relative mix of hospital versus physician claims volume and the decision of PPO management to focus on improving its products and services before investing in its sales process. During the last half of 1997, upon accomplishing its goals for products and services, the PPO renewed its focus on sales and marketing, resulting in the addition of seven new clients generating over $25,000 per month in revenues.

     For the year ended December 31, 1997, the Company earned net income of $289,000 ($.07 per share) versus $504,000 ($.13 per share) in 1996. In addition to the decline in revenues discussed above, net income for 1997 was impacted by non-recurring costs associated with the Company's relocation of its principal operations and corporate offices ($67,000), expenses associated with a separation agreement with a former employee ($86,000), implementation costs related to a new claims processing system for its TPA subsidiary ($268,000), and the acceleration of certain capitalized software costs ($43,000). Management's efforts in reducing operating costs favorably impacted current year results and offset the majority of these non-recurring items.

     Salaries and wages decreased 5% between years, to $7.6 million in 1997 from $8.0 million in 1996. Exclusive of approximately $86,000 of separation costs associated with a former employee, salaries and wages decreased approximately $486,000. This decrease occurred ratably between the PPO and TPA operations, resulting from operating efficiencies and continued improvements made to the Company's information systems.

     Other operating expenses were $5.4 million for 1997; $149,000 (3%) lower than 1996. This decrease was due primarily to reductions in consulting costs (for information systems, marketing, and personnel needs) of $295,000, legal and accounting fees of $46,000, commission expenses of $85,000, and other general operating expenses of $58,000. These operating expense reductions were offset by approximately $268,000 of system conversion costs and approximately $67,000 of nonrecurring costs associated with the Company's relocation of its principal operations and corporate offices during 1997.

     During late 1996, the Company's TPA subsidiary entered into a service agreement with a third party for use of their claims adjudication software via on-line access to its data center. This arrangement provides the Company's TPA operations with access to industry leading claims processing systems, which will improve customer service and broaden product offerings. During 1997, the Company incurred approximately $268,000 of costs related to this conversion project, which are included in other operating expenses discussed in the preceding paragraph.

     Depreciation and amortization increased to approximately $885,000 in 1997 from $820,000, or 8% for the year. During 1997 and 1996, the Company had been developing its industry-leading IMPULSE PPO network administration and claims repricing system. All costs associated with this development have been expensed as incurred. As this new application platform was implemented, certain previously capitalized software projects were being discontinued. Accordingly, management began to accelerate the amortization of these software projects to reflect their revised estimated useful lives. During 1997, an additional $43,000 of non-cash amortization expense has been recognized in the accompanying financial statements.

     Other income and expense increased representing income of approximately $120,000 from an expense of $56,000 for the years ended December 31, 1997 and 1996, respectively. This favorable increase was primarily attributable to lower interest expense due to the retirement of a significant portion of the Company's long-term debt and reduced average borrowings under the Company's revolving credit facility during 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net working capital of $2,583,000 at December 31, 1997, compared to $1,420,000 at December 31, 1996. Cash flows from operations were approximately $1.7 million in 1997, of which $610,000 was used to retire long-term debt, $496,000 was used to purchase fixed assets (principally data processing equipment), and $250,000 was used to purchase treasury stock. Cash and cash equivalents at December 31, 1997 and December 31, 1996, including approximately $1,314,000 and $106,000 of restricted cash for insurance premium payments, were $3,235,000 and $2,013,000, respectively.

     In connection with the Company's relocation of its corporate offices and principal operations in January 1997, management secured a purchase option on the new office facility. During 1997, the Company sold this option to a third party for $910,000 cash, who subsequently exercised the option. Approximately $600,000 of these cash proceeds were used to retire all outstanding borrowings under the Company's revolving line of credit, with the remainder being used for general corporate purposes. At December 31, 1997, the Company had unrestricted investments, included in cash and cash equivalents above, of approximately $1,900,000.

     On May 31, 1997, the Company refinanced its two revolving bank lines of credit totaling $1,000,000 on terms substantially consistent with the prior arrangements, except the lines were consolidated into a single note agreement which matures on May 31, 1998. At December 31, 1997, there were no outstanding borrowings under this line of credit.

     Capital expenditures for the purchase of tangible property and equipment were approximately $496,000 for the twelve months ended December 31, 1997. These expenditures included leasehold improvements of approximately $60,000 associated with the Company's relocation discussed above.

     In connection with the 1994 acquisition of DGA, the Company was required to make note payments to this subsidiary's former shareholders of approximately $333,000 on June 30, 1997. The final $100,000 of these obligations, subject to an option to convert this note into 25,000 shares of Common Stock, will be due on or before June 30, 1998.

     In connection with the separation agreement with a former employee, the Company will be required to make eight quarterly installments of $13,750, plus interest at 8%, which began on September 30, 1997. The first two installments were made prior to period end.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Private Securities Litigation Reform Act and is including this statement in its Annual Report on Form 10-KSB in order to do so. From time to time the Company's management may wish to make forward-looking statements based upon management expectations, to inform more fully existing and potential shareholders regarding various matters, including without limitation, projections regarding future income, completion of networks, future growth, as well as predictions as to the timing and success of specific projects. Such forward looking statements are generally accompanied by words such as "believes," "anticipates," "estimate," "predict" or "expect" and similar expressions that convey the uncertainty of future events or outcomes.

     The factors identified in this statement are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. Such forward looking information could be affected by changes in laws and regulations, interest rates, the rate of sales growth, price and product competition, new product introduction and social and economic conditions, such as increased competition in the managed care or healthcare industry and the amount, type and cost of financing available to the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking projections. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-QSB and 8-KSB filed with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

Historical Financial Statements

  MedicalControl, Inc. and Subsidiaries                                                             Page
                                                                                                    ----
   Report of Independent Public Accountants.........................................................  F-1
   Consolidated Balance Sheets as of December 31, 1997 and 1996 ....................................  F-2
   Consolidated Statements of Operations for the years ended December 31, 1997 and 1996.............  F-3
   Consolidated Statements of Changes in Stockholders' Equity for
     the years ended December 31, 1997 and 1996.....................................................  F-4
   Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996.............  F-5
   Notes to Consolidated Financial Statements.......................................................  F-6

The Financial Statements are located after the signature page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1997, the end of the year covered by this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1997, the end of the year covered by this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

  The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange

Commission not later than 120 days after December 31, 1997, the end of the year covered by this Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1997, the end of the year covered by this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1997, the end of the year covered by this Form 10-KSB.

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

10.2 Outside Directors Stock Option Plan of MedicalControl, Inc., as - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, delcared effective May 13, 1993.

10.3 First Amendment to the Outside Directors Stock Option Plan of MedicalControl, Inc. - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

10.4 Amendment to the Outside Directors Stock Option Plan of MedicalControl, Inc., dated August 20, 1996.

10.5 Amended and Restated Non-Qualified Stock Option Agreement (Issued Under Outside Directors Stock Option Plan). - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

10.6   Qualified Employee Stock Purchase Plan of MedicalControl, Inc.
       - incorporated by reference to the Exhibits to Post Effective Amendment Number 1 to the Registration Statement on Form SB-2, file number 33-58334-FW, dated January 30, 1995.

10.7 Amendment to Qualified Employee Stock Purchase Plan of MedicalControl, Inc. dated as of March 18, 1997.

10.8 1993 Stock Compensation Plan of MedicalControl, Inc. - incorporated by reference to the Exhibits to Post Effective Amendment Number 1 to the Registration Statement on Form SB-2, file number 33-58334-FW, dated January 30, 1995.

10.9 Amendment to 1993 Stock Compensation Plan of MedicalControl, Inc. dated as of August 20, 1996.

10.10 Stock Purchase Agreement between Robert H. Soleau and David C. Bramer (as Sellers) and MedicalControl, Inc., a Delaware corporation (as Purchaser), dated as of June 30, 1994 - incorporated by reference to the Current Report on Form 8-K dated August 15, 1994, file number 1-11922.

10.11 Asset Purchase Agreement between Group Administrators, Inc., a Texas corporation (as Seller) and MedicalControl Administrators, Inc., a Texas corporation (as Purchaser), dated as of October 3, 1994 - incorporated by reference to the Current Report on Form 8-K dated October 31, 1994, file number 1-11922.

10.12 Agreement and Plan of Reorganization between Group Administrators -San Antonio, Inc., a Texas corporation, and MedicalControl Administrators San Antonio, Inc., a Texas corporation and wholly-owned subsidiary of MedicalControl, Inc., dated as of November 28, 1994 -incorporated by reference to the Current Report on Form 8-K dated November 30, 1994, file number 1-11922.

10.13  Form of Agreement by and between the Company and each of its directors
       - incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.14 Commercial Lease dated March 1, 1993 by and among DGA and David C. and Janice L. Bramer. - incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.15 Letter Agreement dated September 29, 1994 by and between Registrant and David C. Bramer. - incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.16 Transfer Agreement dated as of January 1, 1998 by and among the Registrant, MedicalControl Network Solutions, Inc., PPO Management Solutions, Inc., Genesis/ValueCheck, Inc. and MedicalControl Holdings, Inc. and its direct and indirect wholly-owned subsidiaries. (All exhibits have been omitted and will be provided to the Commission upon request.

21     Subsidiaries of the Registrant.

23     Consent of Arthur Andersen LLP, independent public accountants.

27     Financial Data Schedule.

       (b) Reports on Form 8-K. The Company has not filed any Current Report on
           -------------------
Form 8-K during the last quarter of the period covered by this Report on Form 10-KSB.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Registrant:

     Date:  March 27, 1998               MedicalControl, Inc.



                                         By:  /s/ John Ward Hunt
                                              --------------------------------
                                           John Ward Hunt, President and Chief
                                           Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                            Title                            Date
----                                                            -----                            ----
    /s/ John Ward Hunt                           President, Chief Executive Officer           March 27, 1998
-----------------------------------              and Chairmam of the Board of Directors
John Ward Hunt                                   (principal executive officer)

   /s/ Robert O. Brooks                          Executive Vice President and                 March 27, 1998
-----------------------------------              Chief Operating Officer
Robert O. Brooks


   /s/ David A. Hanson                           Vice President, Finance and Accounting       March 27, 1998
-----------------------------------              (principal accounting officer)
David A. Hanson

   /s/ Robert W. Philip                          Director                                     March 27, 1998
-----------------------------------
Robert W. Philip

   /s/ William L. Amos                           Director                                     March 27, 1998
----------------------------------
William L. Amos, Jr., M.D.

                                                 Director                                     March 27, 1998
----------------------------------
D. Samuel Coats

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of MedicalControl, Inc.:

We have audited the accompanying consolidated balance sheets of MedicalControl, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedicalControl, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP

Dallas, Texas
 March 13, 1998

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                      -------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------



                                  ASSETS                                    1997            1996
                                  ------                              --------------- ---------------
CURRENT ASSETS
      Cash and cash equivalents                                        $  3,235,307    $  2,013,302
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $135,000 and
            $242,000 in 1997 and 1996, respectively                       1,979,875       1,608,842
      Accounts receivable - premium                                         741,345         390,907
      Accounts receivable - other                                            87,099          20,429
      Prepaid expenses and other current assets                             276,105         273,337
      Deferred income taxes                                                 168,838         137,359
                                                                       ------------    ------------
         Total current assets                                             6,488,569       4,444,176

NOTE RECEIVABLE - OFFICER, including accrued interest                       394,654         365,221

PROPERTY AND EQUIPMENT, NET                                               1,661,290       1,698,681

GOODWILL, NET                                                             3,451,348       3,578,003

INTANGIBLE AND OTHER ASSETS, NET                                            691,563         950,854
                                                                       ------------    ------------

      TOTAL ASSETS                                                     $ 12,687,424    $ 11,036,935
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
      Accounts payable - trade                                         $    643,249    $    577,650
      Accounts payable - premium                                          1,945,102         861,320
      Accrued liabilities                                                   852,095         716,931
      Income taxes payable                                                  291,927          77,164
      Current portion of long-term debt                                     173,072         791,405
                                                                       ------------    ------------
         Total current liabilities                                        3,905,445       3,024,470

NON-CURRENT LIABILITIES
      Long-term debt, net of current portion                                111,514         103,346
      Deferred gain on sale of option on real estate                        880,417            --
      Deferred income taxes                                                 116,489         281,111

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                    --              --
      Common stock - $.01 par: 8,000,000 shares
         authorized, 3,908,635 and 3,907,190 issued
          in 1997 and 1996, respectively                                     39,086          39,072
      Additional paid-in capital                                          5,231,265       5,224,979
      Retained earnings                                                   2,922,104       2,632,853
                                                                       ------------    ------------
                                                                          8,192,455       7,896,904
      Less: Treasury stock (83,612 and 33,612 shares at December
      31, 1997 and 1996, respectively)                                     (518,896)       (268,896)
                                                                       ------------    ------------
         Total stockholders' equity                                       7,673,559       7,628,008
                                                                       ------------    ------------

         TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 12,687,424    $ 11,036,935
                                                                       ============    ============


        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                     --------------------------------------

                                                                        1997           1996
                                                                   -------------   ------------
NET REVENUES                                                       $ 14,313,101    $ 15,351,552
                                                                   ------------    ------------
OPERATING EXPENSES
      Salaries and wages                                              7,648,757       8,048,446
      Other operating expenses                                        5,429,208       5,578,203
      Depreciation and amortization                                     884,800         819,640
                                                                   ------------    ------------

         Total operating expenses                                    13,962,765      14,446,289
                                                                   ------------    ------------

INCOME FROM OPERATIONS                                                  350,336         905,263
                                                                   ------------    ------------
OTHER INCOME (EXPENSE)
      Interest expense                                                  (10,704)        (94,490)
      Investment income                                                 108,356          94,218
      Other income (expense)                                             21,923         (55,385)
                                                                   ------------    ------------

         Total other income (expense)                                   119,575         (55,657)
                                                                   ------------    ------------

INCOME BEFORE INCOME TAXES                                              469,911         849,606

Provision for income taxes                                              180,660         345,226
                                                                   ------------    ------------

NET INCOME                                                         $    289,251    $    504,380
                                                                   ============    ============


Basic earnings per share                                           $       0.08    $       0.13
                                                                   ============    ============

Diluted earnings per share                                         $       0.07    $       0.13
                                                                   ============    ============

Weighted average common shares outstanding                            3,840,478       3,906,705
                                                                   ============    ============

Weighted average common and common equivalent shares outstanding      3,907,961       4,013,307
                                                                   ============    ============


        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                      -------------------------------------
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                     --------------------------------------


                                              Common Stock
                                        ---------------------------
                                                                        Additional                                   Total
                                           Shares                        Paid-in       Retained       Treasury   Stockholders'
                                         Outstanding       Amount        Capital       Earnings        Stock        Equity
                                         ------------------------------------------------------------------------------------
Balance at December 31, 1995             3,871,211      $  39,048    $ 5,258,192    $ 2,128,473    $ (268,896)   $ 7,156,817

Issuance of common stock                     2,367             24          7,829           --            --            7,853

Stock and warrant registration costs          --             --          (41,042)          --            --          (41,042)

Net income                                    --             --             --          504,380          --          504,380
                                        --------------------------------------------------------------------------------------

Balance at December 31, 1996             3,873,578         39,072      5,224,979      2,632,853      (268,896)     7,628,008

Acquisition of treasury stock              (50,000)          --             --             --        (250,000)      (250,000)

Exercise of stock options                    1,445             14          6,286           --            --            6,300

Net income                                    --             --             --          289,251          --          289,251
                                        --------------------------------------------------------------------------------------

Balance at December 31, 1997             3,825,023      $  39,086    $ 5,231,265    $ 2,922,104    $ (518,896)   $ 7,673,559
                                        ======================================================================================



        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                     --------------------------------------


                                                                      1997          1996
                                                                 -------------  ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income                                                    $   289,251    $   504,380
      Adjustments to reconcile net income
         to net cash provided by operations
      Depreciation and amortization                                  884,800        819,640
      Amortization of deferred gain on real estate transaction       (29,583)          --
      Deferred tax provision                                        (196,101)       (52,102)
      Net changes in certain assets and liabilities
            Accounts receivable - trade                             (371,033)       299,573
            Accounts receivable - premium                           (350,438)        48,071
            Current income taxes, net                                214,763        198,524
            Prepaid expenses and other current assets                (69,438)       181,362
            Accounts payable - trade                                  65,599       (249,252)
            Accounts payable - premium                             1,083,782        227,159
            Accrued expenses                                         135,164         67,807
                                                                 -----------    -----------

Net cash provided by operating activities                          1,656,766      2,045,162
                                                                 -----------    -----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
      Purchases of property and equipment                           (495,736)      (279,139)
      Proceeds from sale of property and equipment                    34,273           --
      Proceeds from sale of option on real estate                    910,000           --
                                                                 -----------    -----------

Net cash provided by (used in) investing activities                  448,537       (279,139)
                                                                 -----------    -----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
      Loan to officer, including accrued interest                    (29,433)       (27,982)
      Net repayments on revolving bank line of credit                   --       (1,000,000)
      Payments on long-term debt                                    (610,165)      (343,025)
      Proceeds from issuance of common stock                           6,300          7,853
      Acquisition of treasury stock                                 (250,000)          --
      Stock and warrant registration costs                              --          (41,042)
                                                                 -----------    -----------

Net cash used in financing activities                               (883,298)    (1,404,196)
                                                                 -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          1,222,005        361,827

Cash and cash equivalents at beginning of year                     2,013,302      1,651,475
                                                                 -----------    -----------

Cash and cash equivalents at end of year                         $ 3,235,307    $ 2,013,302
                                                                 ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                    $    49,253    $   126,017
                                                                 ===========    ===========
Income taxes paid                                                $   162,008    $   354,967
                                                                 ===========    ===========

        The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996


NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. ("MCI" or the "Company"), a Delaware corporation, is a holding company of healthcare cost management and administrative services companies. The Company is comprised of three main subsidiaries: MedicalControl Network Solutions, Inc., providing managed care services, primarily through its preferred provider organization ("PPO") networks, Diversified Group Administrators, Inc., providing third party administration ("TPA") services, and PPO Management Solutions, Inc., providing repricing and administrative services for PPO's and certain network healthcare providers. The Company's contracts with its customers are renewable annually and permit cancellation upon 30 to 60 days' notice.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash equivalents consist of certificates of deposit and other highly liquid investments with original maturities of three months or less. Included in cash and cash equivalents as of December 31, 1997 and 1996 was $1,314,000 and $106,000, respectively, of cash restricted for insurance premium payments.

Accounts Receivable - Trade

In the normal course of business, the Company extends unsecured credit to virtually all of its customers that are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts, which reflects its estimate of amounts that will eventually become uncollectible.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis, over their estimated useful lives (generally 3 to 40 years). Major additions and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets. Maintenance, repairs and minor improvements are expensed as incurred.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996

Software Development Costs

Software development costs (included in intangible and other assets) consist of outside services and incremental salaries and wages incurred to develop discreet proprietary software for internal use. These assets are being amortized over their remaining estimated useful lives (12 to 36 months). Maintenance and other minor updates to these software programs are expensed as incurred. No software development costs were capitalized during 1997 or 1996.

Goodwill

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

Income Taxes

Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded for temporary differences based upon enacted tax rates anticipated to be in effect when the temporary differences are expected to reverse.

Revenue Recognition

Revenue is recognized (i) at the completion of the processing of a customer's hospital or physician claim (regardless of the period in which the underlying hospital charge was incurred) for cost management services, (ii) per month based upon a fixed fee per employee in a customer's benefit plan for TPA services or PPO services or (iii) at the time commissions are earned for the placement of insurance coverage. Although no one customer accounts for greater than 10% of the Company's revenues, 2 customers accounted for 18% and 17% of consolidated revenues in 1997 and 1996, respectively. The loss of one of these customers could have a material effect on the Company.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires the presentation of Basic and Diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average common shares and common equivalent shares outstanding during the period. The impact of the dilutive common equivalent shares was 67,483 and 106,602 for 1997 and 1996, respectively.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996


In 1997 and 1996, 1,355,425 and 1,115,537 common equivalent shares were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive for the periods presented.

Use of Estimates

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Stock Based Compensation

In 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires companies to either recognize compensation expense related to employee stock options in the income statement or disclose the pro-forma effect on earning of the stock options in the footnotes to the financial statements. The Company adopted the footnoted disclosure approach of SFAS No. 123 and the Company's pro forma disclosure can be found in Note 11 to the consolidated financial statements.

New Accounting Pronouncements

In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires the Company to report comprehensive income in their financial statements. SFAS No. 131 requires the Company to disclose revenues, profit and loss, and assets for business and geographic segments. These statements are effective for fiscal years beginning after December 15, 1997. The Company anticipates no material impact on the financial statements or footnotes to the financial statements and will adopt these statements during 1998.


NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 1997 and 1996, consisted of the following:


                                        Estimated Useful
                                             Life                      1997              1996
                                        ----------------           ----------         ----------
Land                                           -                   $   60,000         $   60,000
Buildings                                   40 years                  240,000            240,000
Furniture and fixtures                     5-10 years                 624,070            746,127
Data processing equipment                  3-6 years                1,253,213          1,512,107
Leasehold improvements                      40 years                   66,407              6,380
                                                                   ----------         ----------
                                                                    2,243,690          2,564,612
Less  accumulated depreciation                                       (582,400)          (865,931)
                                                                   ----------         ----------
  Property and equipment, net                                      $1,661,290         $1,698,681
                                                                   ==========         ==========

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996


NOTE 4 - GOODWILL, NET

Goodwill at December 31, 1997 and 1996, consisted of the following:

                                                   1997             1996
                                               ----------        ----------
     Goodwill                                  $3,871,953        $3,871,953
     Less - accumulated amortization             (420,605)         (293,950)
                                               ----------        ----------
         Goodwill, net                         $3,451,348        $3,578,003
                                               ==========        ==========


NOTE 5 - INTANGIBLE AND OTHER ASSETS, NET

Intangible and other assets at December 31, 1997 and 1996, consisted of the following:



                                           1997              1996
                                       ----------        ----------
Software development costs             $1,354,771        $1,354,771
Covenants not to compete                  210,000           100,000
Organization costs                         44,977            44,977
Other                                      20,808            42,044
                                       ----------        ----------
                                        1,630,556         1,541,792
Less - accumulated amortization          (938,993)         (590,938)
                                       ----------        ----------
  Intangible and other assets, net     $  691,563        $  950,854
                                       ==========        ==========


NOTE 6 - DEBT

Revolving Bank Line of Credit

The Company has a revolving line of credit with a bank providing for maximum borrowings of $1,000,000, secured by accounts receivable. Advances under this credit facility accrue interest at the bank's prime rate plus 1%. The credit facility contains certain affirmative financial covenants, such as minimum net worth and financial statement ratios. The Company was in compliance with all such covenants as of the balance sheet date.

The Company's line of credit expires in May 1998. Management expects to be able to extend this line prior to its maturity with similar or more favorable terms. At December 31, 1997 and 1996, there were no outstanding borrowings under this line of credit.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996


Long-Term Debt

Long-term debt consisted of the following at December 31, 1997 and 1996:

                                                                       1997        1996
                                                                    ----------  ----------
     Mortgage note payable, monthly installments of
     approximately $1,500, plus interest at a bank's prime rate
     plus .25% (8.5% at December 31, 1997) through 2003             $ 102,086   $ 121,418

     Note payable, due in quarterly installments of $13,750 plus
     interest at 8%, through June 1999                                 82,500           -

     Note payable to previous stockholders of subsidiary,
     $100,000 due on June 30, 1998, with balance due on
     June 30, 1997, plus interest at 9.5% due quarterly               100,000     773,333
                                                                    ---------   ---------
                                                                      284,586     894,751
     Less - current portion                                          (173,072)   (791,405)
                                                                    ---------   ---------
     Total long-term debt, net of current portion                   $ 111,514   $ 103,346
                                                                    =========   =========

Scheduled future principal maturities of long-term debt at December 31, 1997, are as follows:


                Year ended
                December 31,              Amount
                ------------             --------
                 1998                    $173,072
                 1999                      45,572
                 2000                      18,072
                 2001                      18,072
                 2002                      18,072
                 Thereafter                11,726
                                         --------
                                         $284,586
                                         ========

NOTE 7 - BENEFIT PLANS

Profit Sharing Plan

The Company has a 401(k) profit sharing plan that covers all employees of the Company who have one year of service, as defined, and have reached age 21. Company contributions are discretionary based upon determinations made by the plan trustees. Employees become 100% vested in employer contributions after 5 years of service (accruing 20% per year of service, as defined). The Company recorded expense of $85,428 and $43,872 for plan contributions for the years ended December 31, 1997 and 1996, respectively.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996


Salary Continuation Benefits

The Company has a salary continuation plan, whereby an officer shall continue to receive a stated monthly salary for 120 months following his normal retirement date upon reaching age 65. In the event of premature death or disability, their respective beneficiaries are entitled to certain benefits. The Company reserves the right in its sole discretion to terminate this plan and/or funding at any time. The Company has financed this potential obligation with a corporate-owned life insurance policy. Through June 1997, two officers were covered under the plan. Premiums expended on this policy were $29,316 and $36,403 in 1997 and 1996, respectively.

Other than stated above, the Company does not provide any post-retirement or post-employment benefits to any of its employees.


NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes at December 31, 1997 and 1996, consisted of the following:

                                   1997            1996
                                ---------        --------
    Current:
      Federal                   $ 390,127        $345,436
      State                       (13,366)         51,892

    Deferred:
      Federal                    (173,178)        (45,972)
      State                       (22,923)         (6,130)
                                ---------        --------
    Total                       $ 180,660        $345,226
                                =========        ========

The differences between the statutory federal income tax rate and the Company's effective income tax rate are as follows:

                                                     1997               1996
                                                     -----              -----
Statutory federal income tax rate                    34.0%              34.0%
State income taxes, net of federal benefit           (5.1%)              4.5%
Meals and entertainment expenses                      3.3%               1.8%
Goodwill amortization                                 5.5%               4.5%
Other                                                 0.7%             (4.2)%
                                                     -----              -----
  Total                                              38.4%              40.6%
                                                     =====              =====

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996


The components of and changes in net deferred tax assets (liabilities) as of December 31, 1997 and 1996, are as follows:

                                                1997              1996
                                             ---------          ---------
   Current Deferred Taxes:
   Assets:
      Nondeductible reserves                 $ 168,838          $ 137,359
                                             ---------          ---------

   Noncurrent Deferred Taxes:
   Assets:
      Other                                     26,757             31,919
      Capital loss carryforwards                     -            196,246
      Deferred gain from sale of option on
       real estate                             338,680                  -

   Liabilities:
      Excess tax over book depreciation and
       amortization                           (267,074)          (196,730)
      Software development costs              (214,852)          (312,546)
                                             ---------          ---------
Noncurrent deferred taxes, net                (116,489)          (281,111)
                                             ---------          ---------

Total deferred taxes                         $  52,349          $(143,752)
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


NOTE 9 -  DEFERRED GAIN ON SALE OF OPTION ON REAL ESTATE

In connection with the Company's relocation of its corporate offices and principal operations in January 1997, management secured a purchase option on their new office facility. During September 1997, the Company sold this option to a third party for $910,000 cash, who subsequently exercised the option. Concurrent with the sale, the Company executed a ten year lease extension. The gain from this transaction will be recognized on a straight-line basis over the life of the lease extension and is reflected as a deferred gain on the accompanying balance sheet. The amount of gain amortization included in operating results for the year ended December 31, 1997 was $29,583.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office space, automobiles, furniture, and equipment under noncancelable operating leases that expire at various dates through 2007. During 1997, the Company relocated its principle operations and corporate offices and executed a ten-year extension of its operating lease. In connection with this move, the Company leased approximately $300,000 of certain furniture and fixtures under terms of a 5-year operating lease. These commitments are reflected in the table of future minimum lease payments below.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996


At December 31, 1997, scheduled future minimum payments for operating leases with initial terms in excess of one year are as follows:

           Year ended
           December 31,                 Amount
           ------------              ----------
            1998                     $  493,534
            1999                        472,612
            2000                        429,049
            2001                        412,780
            2002                        324,615
            Thereafter                1,518,765
                                      ---------
                                      $3,651,355
                                      ==========

Rental expense for all operating leases for the years ended December 31, 1997 and 1996, was $451,585 and $384,211, respectively.

During 1996, the Company entered into a service agreement, commencing January 1997, with a third party for use of their claims adjudication software via on-line access to a data center. The term of this service agreement is ten years and fees paid to the third party will be $1.00 per month for each individual plan member served by the Company's subsidiary. Fees paid under this agreement were $178,236 in 1997.

Litigation

The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.


NOTE 11 - STOCKHOLDERS' EQUITY

Common Stock

In May 1993, the Company completed a stock offering consisting of 920,000 units at a price per unit of $5. Each unit contained one share of common stock and one warrant. The warrants were exercisable at a price of $7.50. The warrants were redeemable by the Company at $.10 upon certain conditions, as defined. The 917,000 warrants that were outstanding as of December 31, 1996, expired during April 1997.

In connection with the offering discussed above, the Company sold 80,000 warrants (the "Underwriter's Warrants") to the underwriter and its designees for $100. Each Underwriter's Warrant enables the holder to purchase one unit of the Company's securities (one share of common stock and one warrant) for $6, subject to adjustments and other conditions, as defined. The Underwriter's Warrants are exercisable for a 48-month period commencing one year from their date of issue and contain various registration rights. All of these warrants were outstanding at December 31, 1997 and 1996.

In connection with the notes payable to previous shareholders of subsidiary discussed in Note 6, the Company has agreed to permit one of the former shareholders the option to convert up to $100,000 of debt owed to him

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996


by the Company into 25,000 shares of common stock at a price of $4.00 per share. This option will expire on June 30, 1998. As of December 31, 1997, no amount of debt had been converted under this option agreement.

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

                                                                                       Weighted
                                                                                        Average
                                          Shares              Option Price            Option Price
                                         ---------          ----------------          ------------
  Outstanding at December 31, 1995       1,235,174          $3.30  to  $9.00             $6.58
     Granted                                97,000           4.50  to   5.00              5.15
     Exercised                                   -                 -                         -
     Forfeited                            (130,035)          3.30  to   7.86              6.08
                                         ---------          ----------------             -----
  Outstanding at December 31, 1996       1,202,139          $3.30  to  $9.00             $6.52
                                         ---------          ================             =====
     Granted                               230,994           3.38  to   5.13             $3.82
     Exercised                              (1,445)          4.36  to   4.36              4.36
     Forfeited                             (33,780)          4.36  to   7.86              5.78
                                         ---------          ----------------             -----
  Outstanding at December 31, 1997         397,908          $3.30  to  $9.00             $6.10
                                         =========          ================             =====

  Exercisable options                      207,408
                                         =========
  Options available for future grants      752,092
                                         =========

In August 1996, the Board elected to amend the 1993 Plan to remove a prohibition to decrease the exercise price after issuance of an option. In order for the options to be incentives for its officers, directors and other employees, the Board elected to decrease the exercise price of all outstanding options granted under the 1993 Plan to $4.50. As of August 1996, there were 179,700 options outstanding with exercise prices ranging from $4.50 to $7.54.

In 1994, the Company granted a stock option to a third party for financial advisory services whereby the third party has the option to purchase up to 100,000 shares of MCI common stock at prices ranging from $6 to $9 per share. The option became fully vested as of November 12, 1994, and expires over various dates through 1999.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1997 and 1996


Accounting for Stock-Based Compensation

The Company has three stock option plans, a qualified plan, a non-qualified plan, and directors' plan. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's pro-forma net income and diluted earnings per share would have been the amounts shown below:


                                                 1997            1996
                                               --------        --------
    Pro-forma net income                       $165,001        $345,588
    Pro-forma earnings per share               $    .04        $    .09

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 1997            1996
                                               -------         -------
    Risk free interest rate                       6.2%            7.0%
    Expected dividend yield                       0.0%            0.0%
    Expected volatility                          45.1%           47.1%
    Expected lives                                   5               5

The weighted average fair value of options granted in 1997 and 1996 was $1.83 and $2.78, respectively.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


NOTE 12 - RELATED PARTY TRANSACTIONS

In October 1994, the Company loaned $300,000 to its chief executive officer.
The loan is secured by the pledge of 70,000 shares of the Company's common stock held by the majority stockholder and is also guaranteed by the majority stockholder. The loan accrues interest at a bank's prime rate plus 1% (9.5% at December 31, 1997). The principal and any unpaid accrued interest are due in its entirety by October 27, 2000. Accrued interest on this note was $94,654 and $65,221 at December 31, 1997 and 1996, respectively.

During April 1997, MCI filed a registration statement with the Securities and Exchange Commission to register certain existing outstanding shares of common stock owned by the majority shareholder of MCI. The stock registered serves as collateral for certain loans of the majority shareholder. In connection with this registration statement, the Company paid approximately $5,000 of legal and accounting expenses.