Form 10QSB
period 1998-03-31
MEDICALCONTROL INC
filed 1998-05-15
CIK 897546

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-------   ACT OF 1934


                  For the quarterly period ended March 31, 1998


          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
-------   OF 1934

         For the transition period from ______________ to _____________



--------------------------------------------------------------------------------

                         Commission File Number: 1-11922

                              MEDICALCONTROL, INC.
        (Exact name of small business issuer as specified in its charter)

     Delaware                                          75-2297429
-----------------------                          -----------------------
(State of incorporation)                         (IRS Employer ID Number)

             8625 King George Drive, Suite 300; Dallas, Texas 75235
             ------------------------------------------------------
                    (Address of principal executive offices)


                                 (214) 630-6368
                           --------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 3,847,067 as of May 14, 1998.

Transitional Small Business Disclosure Format (Check one):    YES    NO X
                                                                 ---   ---
--------------------------------------------------------------------------------
                              MEDICALCONTROL, INC.

                Form 10-QSB for the Quarter ended March 31, 1998

                                Table of Contents


                                                                                      Page
PART I - FINANCIAL INFORMATION

     Item 1   Consolidated Financial Statements                                       3

     Item 2   Management's Discussion and Analysis or Plan of Operation               8

PART II - OTHER INFORMATION                                                           10

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                    March 31,       December 31,
                                  ASSETS                                              1998             1997
                                  ------                                          ------------     ------------
CURRENT ASSETS
      Cash and cash equivalents                                                   $  2,890,176     $  3,235,307
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $19,000 and
            $135,000 in 1998 and 1997, respectively                                  1,723,362        1,979,875
      Accounts receivable - premium                                                    422,936          741,345
      Accounts receivable - other                                                      100,103           87,099
      Prepaid income taxes, net                                                         65,215             --
      Prepaid expenses and other current assets                                        296,024          276,105
      Deferred income taxes                                                            168,838          168,838
                                                                                  ------------     ------------
         Total current assets                                                        5,666,654        6,488,569

NOTE RECEIVABLE - OFFICER, including accrued interest                                  401,779          394,654

PROPERTY AND EQUIPMENT, NET                                                          1,585,201        1,661,290

GOODWILL, NET                                                                        3,419,251        3,451,348

INTANGIBLE AND OTHER ASSETS, NET                                                       602,532          691,563
                                                                                  ------------     ------------

      TOTAL ASSETS                                                                $ 11,675,417     $ 12,687,424
                                                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable - trade                                                    $    694,806     $    643,249
      Accounts payable - premium                                                     1,264,095        1,945,102
      Accrued liabilities                                                              854,350          852,095
      Income taxes payable                                                                --            291,927
      Current portion of long-term debt                                                152,943          173,072
                                                                                  ------------     ------------
         Total current liabilities                                                   2,966,194        3,905,445

NON-CURRENT LIABILITIES
      Long-term debt, net of current portion                                           111,514          111,514
      Deferred gain on sale of option on real estate                                   857,667          880,417
      Deferred income taxes                                                            116,489          116,489

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                               --               --
      Common stock - $.01 par: 8,000,000 shares
         authorized, 3,965,712 and 3,908,635 issued
          in 1998 and 1997, respectively                                                39,657           39,086
      Additional paid-in capital                                                     5,480,278        5,231,265
      Retained earnings                                                              2,827,514        2,922,104
                                                                                  ------------     ------------
                                                                                     8,347,449        8,192,455
      Less: Treasury stock (123,612 and 83,612 shares at March
      31, 1997 and December 31, 1997, respectively)                                   (723,896)        (518,896)
                                                                                  ------------     ------------
         Total stockholders' equity                                                  7,623,553        7,673,559
                                                                                  ------------     ------------

         TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 11,675,417     $ 12,687,424
                                                                                  ============     ============


        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                   For The Three Months Ended
                                                                                            March 31,
                                                                                  -----------------------------
                                                                                      1998              1997
                                                                                  ------------     ------------

NET REVENUES                                                                      $  3,479,957     $  3,568,756
                                                                                  ------------     ------------

OPERATING EXPENSES
      Salaries and wages                                                             2,113,306        1,898,093
      Other operating expenses                                                       1,327,634        1,359,164
      Depreciation and amortization                                                    232,706          204,689
                                                                                  ------------     ------------
         Total operating expenses                                                    3,673,646        3,461,946
                                                                                  ------------     ------------
INCOME FROM OPERATIONS                                                                (193,689)         106,810
                                                                                  ------------     ------------
OTHER INCOME (EXPENSE)
      Interest expense                                                                  (2,206)          (2,595)
      Investment income                                                                 40,838           24,526
      Other income (expense)                                                             1,143           11,364

         Total other income (expense)                                                   39,775           33,295
                                                                                  ------------     ------------
INCOME BEFORE INCOME TAXES                                                            (153,914)         140,105

Provision for income taxes                                                             (59,324)          54,902
                                                                                  ------------     ------------
NET INCOME                                                                        $    (94,590)    $     85,203
                                                                                  ============     ============


Basic earnings per share                                                          $      (0.02)    $       0.02
                                                                                  ============     ============
Diluted earnings per share                                                        $      (0.02)    $       0.02
                                                                                  ============     ============
Weighted average common shares outstanding                                           3,842,100        3,907,293
                                                                                  ============     ============
Weighted average common and common equivalent shares outstanding                     3,842,100        3,935,108
                                                                                  ============     ============






        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                   For The Three Months Ended
                                                                                            March 31,
                                                                                  -----------------------------
                                                                                     1998              1997
                                                                                  ------------     ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income (loss)                                                              $    (94,590)    $     85,203
      Adjustments to reconcile net income
         to net cash provided by operations
      Depreciation and amortization                                                    232,706          204,689
      Amortization of deferred gain on real estate transaction                         (22,750)            --
      Net changes in certain assets and liabilities
            Accounts receivable - trade                                                256,513         (103,723)
            Accounts receivable - premium                                              318,409           33,698
            Current income taxes, net                                                  (65,215)            --
            Prepaid expenses and other current assets                                  (32,923)          29,123
            Accounts payable - trade                                                    51,557          245,253
            Accounts payable - premium                                                (681,007)        (171,460)
            Accrued expenses                                                          (289,672)         (69,583)
                                                                                  ------------     ------------
Net cash provided by (used in) operating activities                                   (326,972)         253,200
                                                                                  ------------     ------------
CASH FLOWS RELATED TO INVESTING ACTIVITIES
      Purchases of property and equipment                                              (35,489)        (150,625)
                                                                                  ------------     ------------
Net cash used in investing activities                                                  (35,489)        (150,625)
                                                                                  ------------     ------------
CASH FLOWS RELATED TO FINANCING ACTIVITIES
      Loan to officer, including accrued interest                                       (7,125)          (6,937)
      Payments on long-term debt                                                       (20,129)        (336,026)
      Proceeds from issuance of common stock                                           249,584            6,300
      Acquisition of treasury stock                                                   (205,000)            --
                                                                                  ------------     ------------
Net cash used in financing activities                                                   17,330         (336,663)
                                                                                  ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (345,131)        (234,088)

Cash and cash equivalents at beginning of period                                     3,235,307        2,013,302
                                                                                  ------------     ------------
Cash and cash equivalents at end of period                                        $  2,890,176     $  1,779,214
                                                                                  ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                     $      5,671     $     15,443
                                                                                  ============     ============
Income taxes paid                                                                 $    370,466     $     65,322
                                                                                  ============     ============


        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

                                   (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The Company believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-KSB.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average common shares and common equivalent shares outstanding during the period. The impact of the dilutive common equivalent shares was 0 and 27,815 for the periods ended
March 31, 1998 and 1997, respectively.

In 1998 and 1997, 1,415,089 and 1,235,280 common equivalent shares were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive for the periods presented.

NOTE 4 - REGISTRATION STATEMENT

During March 1997, MCI filed a registration statement with the Securities and Exchange Commission to register certain existing outstanding shares of common stock owned by the majority shareholder of MCI. The stock registered serves as collateral for certain loans of the majority shareholder.

NOTE 5 - ACQUISITION OF TREASURY STOCK

During March and April 1997, the Company purchased 40,000 and 8,000 shares, respectively, of outstanding MCI stock at $5.13 per share under the terms of a stock repurchase program announced in January 1997. Such shares will be used to satisfy the exercise of stock options and for other corporate purposes. The acquired shares were recorded as additional treasury stock in the Company's financial statements.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective January 1, 1998. Management believes the impact of SFAS No. 130 is immaterial as there were no items of other comprehensive income for the periods ended March 31, 1998 and 1997.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE QUARTER (OR THREE MONTHS) ENDED MARCH 31, 1998, COMPARED TO THE QUARTER (OR THREE MONTHS) ENDED MARCH 31, 1997.

(1)      RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 1998 were $3,479,957 versus $3,568,756 for the comparable 1997 period. PPO revenues declined approximately $227,000 for the period primarily due to client turnover and fluctuations in the relative mix of hospital versus physician claims volume. TPA revenues increased approximately $139,000 for the quarter primarily due to claims administration fees on incremental covered lives and revenues from a new fully insured product introduced during 1997.

The Company has experienced declining revenues in recent periods. Management believes this trend can be reversed through increased market penetration with current clients, new PPO and TPA business development, marketing of its new PPO management and repricing business and investing in state-of-the-art adjudication technology for its TPA. During the last half of 1997 and continuing into 1998, the Company renewed its focus on sales and marketing of its PPO and began marketing its PPO management and repricing software and services business.

Net income (loss) for the quarter ended March 31, 1998 was $(94,590) compared to $85,203 for the same period in 1997. Diluted earnings per share were $(.02) and $.02 for the quarters ended March 31, 1998 and 1997, respectively. Included in the prior year's operating results were approximately $137,000 of non-recurring costs associated with the Company's relocation of its principal operations and corporate offices and the implementation of a new claims processing system for its subsidiary. Exclusive of these nonrecurring costs, net income declined approximately $316,000 between periods. This decline was due primarily to increases in personnel costs and operating expenses more fully discussed below.

Salaries and wages increased 11% to $2,113,306 from $1,898,093 for the quarter ended March 31, 1998, as compared to the prior year period. Of this increase, approximately $80,000 was attributable to merit and other salary adjustments effected between periods, $70,000 related to incremental positions in both the PPO and TPA operations, and $65,000 related to temporary labor costs associated with yearend backlogs and systems conversion efforts in the TPA operations.

Other operating expenses decreased by approximately $32,000 for the three months ended March 31, 1998, or 2%, as compared to the three months ended March 31, 1997. Exclusive of the $137,000 of nonrecurring relocation and systems implementation costs incurred in 1997, other operating expenses increased approximately $106,000 (8%). This increase was primarily due to increased postage and office supplies expense associated with increased claims volume ($44,000) and incremental provisions for doubtful accounts ($30,000).

Depreciation and amortization for the quarter ended March 31, 1998 was $232,706 compared to $204,689 for the same period in 1997. This increase is a result of the Company's continued investments in state-of-the-art information systems and data processing equipment for its PPO and TPA operations.


(2)      LIQUIDITY AND CAPITAL REQUIREMENTS

The Company had net working capital of approximately $2,700,000 at March 31, 1998, compared to $2,583,000 at December 31, 1997. Cash flows used in operations were approximately $327,000 for the first quarter of 1998. Included in this amount are income tax payments of approximately $370,000. Cash and cash equivalents at March 31, 1998 and December 31, 1997, including approximately $1,054,000 and

$1,314,000 of cash for insurance premium payments, were approximately $2,890,000 and $3,235,000, respectively.

Capital expenditures for the purchase of tangible property and equipment were approximately $35,000 for the three months ended March 31, 1998. These expenditures were primarily for data processing equipment for the Company's PPO operations. Management currently expects total capital expenditures for the remaining nine months of 1998 to be approximately $200,000, the majority of which relates to additional data processing and information systems assets.

In connection with the 1994 acquisition of Diversified Group Administrators, Inc. ("DGA"), the Company incurred certain acquisition note obligations. The final $100,000 of these obligations, subject to an option to convert this note into 25,000 shares of common stock, will be due on or before June 30, 1998.

In connection with the separation agreement with a former employee, the Company is required to make eight quarterly installments of $13,750, plus interest at 8%, which began on September 30, 1997. The third installment was made prior to period end.

The Company has a line of credit with a bank, which provides for maximum borrowings of $1,000,000, secured by accounts receivable. This line expires May 30, 1998. Management expects to extend this line prior to its expiration date with similar or more favorable terms. There were no outstanding borrowings under this line of credit at March 31, 1998 or December 31, 1997.

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



                                    MEDICALCONTROL, INC.



May 15, 1998                         /s/ John Ward Hunt
                                    -------------------------------------------
                                    John Ward Hunt
                                    President and
                                    Chief Executive Officer



                                     /s/ David A. Hanson
                                    -------------------------------------------
                                    David A. Hanson
                                    Vice President, Finance and Accounting

                               INDEX TO EXHIBITS


Exhibit
Number                              Exhibit
-------                             -------

  27                                Financial Data Schedule