Form 10QSB
period 1998-06-30
MEDICALCONTROL INC
filed 1998-08-14
CIK 897546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

-------------------------------------------------------------------------------

   (Mark one)

      [XX] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

      [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT OF 1934

         For the transition period from ______________ to _____________

-------------------------------------------------------------------------------

                         Commission File Number: 1-11922
                                                 -------

                              MEDICALCONTROL, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                       75-2297429
----------------------------                      --------------------------
  (State of incorporation)                         (IRS Employer ID Number)

             8625 King George Drive, Suite 300; Dallas, Texas 75235
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (214) 630-6368
                                 --------------
                           (Issuer's telephone number)


-------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 3,806,660 as of August 1, 1998.

Transitional Small Business Disclosure Format (Check one): YES [ ]  NO [X]

                              MEDICALCONTROL, INC.

                 Form 10-QSB for the Quarter ended June 30, 1998

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

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                June 30,            December 31,
                                               ASSETS                             1998                 1997
                                                                            ---------------      ---------------
 CURRENT ASSETS
       Cash and cash equivalents                                            $     2,976,308      $     3,235,307
       Accounts receivable - trade, net of allowance
             for doubtful accounts of $77,000 and
             $135,000 in 1998 and 1997, respectively                              1,653,736            1,979,875
       Accounts receivable - premium                                                664,161              741,345
       Accounts receivable - other                                                  176,175               87,099
       Prepaid income taxes, net                                                    103,257                   --
       Prepaid expenses and other current assets                                    288,961              276,105
       Deferred income taxes                                                        168,838              168,838
                                                                            ---------------      ---------------
          Total current assets                                                    6,031,436            6,488,569
 NOTE RECEIVABLE - OFFICER, including accrued interest                              406,608              394,654
 PROPERTY AND EQUIPMENT, NET                                                      1,543,959            1,661,290
 GOODWILL, NET                                                                    3,387,965            3,451,348
 INTANGIBLE AND OTHER ASSETS, NET                                                   513,820              691,563
                                                                            ---------------      ---------------

       TOTAL ASSETS                                                         $    11,883,788      $    12,687,424
                                                                            ===============      ===============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
       Accounts payable - trade                                             $       721,841      $       643,249
       Accounts payable - premium                                                 1,541,711            1,945,102
       Accrued liabilities                                                          825,577              852,095
       Income taxes payable                                                              --              291,927
       Borrowings under bank line of credit                                         175,000                   --
       Current portion of long-term debt                                            132,814              173,072
                                                                            ---------------      ---------------
          Total current liabilities                                               3,396,943            3,905,445

 NON-CURRENT LIABILITIES
       Long-term debt, net of current portion                                       111,514              111,514
       Deferred gain on sale of option on real estate                               842,500              880,417
       Deferred income taxes                                                        116,489              116,489

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
       Preferred stock - $.10 par; 4,000,000
          shares authorized, no shares issued or outstanding                             --                   --
       Common stock - $.01 par: 8,000,000 shares
          authorized, 3,973,113 and 3,908,635 issued
           in 1998 and 1997, respectively                                            39,731               39,086
       Additional paid-in capital                                                 5,512,472            5,231,265
       Retained earnings                                                          2,834,035            2,922,104
                                                                            ---------------      ---------------
                                                                                  8,386,238            8,192,455

       Less: Treasury stock (171,612 and 83,612 shares at June
       30, 1998 and December 31, 1997, respectively)                               (969,896)            (518,896)
                                                                            ---------------      ---------------
          Total stockholders' equity                                              7,416,342            7,673,559
                                                                            ---------------      ---------------
          TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                       $    11,883,788      $    12,687,424
                                                                            ===============      ===============

        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  For The Three Months Ended          For The Six Months Ended
                                                            June 30,                           June 30,
                                                ------------------------------      ------------------------------
                                                     1998              1997              1998              1997
                                                ------------      ------------      ------------      ------------
 NET REVENUES                                   $  3,604,058      $  3,571,198      $  7,084,015      $  7,139,954
                                                ------------      ------------      ------------      ------------

 OPERATING EXPENSES
       Salaries and wages                          2,177,664         1,831,244         4,290,970         3,729,337
       Other operating expenses                    1,216,053         1,363,971         2,543,687         2,723,135
       Depreciation and amortization                 234,992           207,913           467,698           412,602
                                                ------------      ------------      ------------      ------------
          Total operating expenses                 3,628,709         3,403,128         7,302,355         6,865,074
                                                ------------      ------------      ------------      ------------
 INCOME FROM OPERATIONS                              (24,651)          168,070          (218,340)          274,880
                                                ------------      ------------      ------------      ------------
 OTHER INCOME (EXPENSE)
       Interest expense                               (2,442)           (7,064)           (4,648)           (9,659)
       Investment income                              38,016            25,081            78,854            49,607
       Other income (expense)                           (211)            1,603               932            12,967
                                                ------------      ------------      ------------      ------------

          Total other income (expense)                35,363            19,620            75,138            52,915
                                                ------------      ------------      ------------      ------------

 INCOME BEFORE INCOME TAXES                           10,712           187,690          (143,202)          327,795

 Provision for income taxes                            4,191            75,988           (55,133)          130,890
                                                ------------      ------------      ------------      ------------

 NET INCOME                                     $      6,521      $    111,702      $    (88,069)     $    196,905
                                                ============      ============      ============      ============

 Basic earnings per share                       $       0.00      $       0.03      $      (0.02)     $       0.05
                                                ============      ============      ============      ============

 Diluted earnings per share                     $       0.00      $       0.03      $      (0.02)     $       0.05
                                                ============      ============      ============      ============

 Weighted average common shares outstanding        3,857,205         3,825,023         3,837,010         3,825,023
                                                ============      ============      ============      ============

 Weighted average common and common
   equivalent shares outstanding                   3,892,236         3,840,089         3,837,010         3,886,044
                                                ============      ============      ============      ============


       The accompanying notes are an integral part of theses statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          For The Six Months Ended
                                                                                  June 30,
                                                                       --------------------------------
                                                                           1998               1997
                                                                       -------------      -------------
 CASH FLOWS RELATED TO OPERATING ACTIVITIES
    Net income (loss)                                                  $     (88,069)     $     196,905
       Adjustments to reconcile net income
          to net cash provided by operations
          Depreciation and amortization                                      467,698            412,602
          Amortization of deferred gain on real estate transaction           (37,917)                --
          Net changes in certain assets and liabilities
             Accounts receivable - trade                                     326,139           (167,509)
             Accounts receivable - premium                                    77,184             76,955
             Current income taxes, net                                      (395,184)                --
             Prepaid expenses and other current assets                      (101,932)            23,640
             Accounts payable - trade                                         78,592             33,823
             Accounts payable - premium                                     (403,391)          (285,310)
             Accrued expenses                                                (26,518)           (34,696)
                                                                       -------------      -------------
 Net cash provided by (used in) operating activities                        (103,398)           256,410
                                                                       -------------      -------------

 CASH FLOWS RELATED TO INVESTING ACTIVITIES
       Purchases of property and equipment                                  (109,241)          (274,583)
                                                                       -------------      -------------

 Net cash used in investing activities                                      (109,241)          (274,583)
                                                                       -------------      -------------

 CASH FLOWS RELATED TO FINANCING ACTIVITIES
       Loan to officer, including accrued interest                           (11,954)           (14,141)
       Net drawdowns (repayments) on revolving bank line of credit           175,000            125,000
       Payments on long-term debt                                            (40,258)          (339,792)
       Proceeds from issuance of common stock                                281,852              6,300
       Acquisition of treasury stock                                        (451,000)          (250,000)
                                                                       -------------      -------------

 Net cash used in financing activities                                       (46,360)          (472,633)
                                                                       -------------      -------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (258,999)          (490,806)

 Cash and cash equivalents at beginning of period                          3,235,307          2,013,302
                                                                       -------------      -------------

 Cash and cash equivalents at end of period                            $   2,976,308      $   1,522,496
                                                                       =============      =============

 SUPPLEMENTAL CASH FLOW DISCLOSURES
 Interest paid                                                         $       7,427      $      26,428
                                                                       =============      =============
 Income taxes paid                                                     $     412,700      $     118,422
                                                                       =============      =============




        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

                                   (UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. ("MCI" or the "Company"), a Delaware corporation, is a holding company of healthcare cost management and administrative services companies. The Company is comprised of three main subsidiaries: MedicalControl Network Solutions, Inc., providing managed care services, primarily through its preferred provider organization ("PPO") networks, Diversified Group Administrators, Inc., providing third party administration ("TPA") services, and PPO Management Solutions, Inc., providing repricing and administrative services for PPO's and certain network healthcare providers. All significant intercompany transactions have been eliminated. The Company's contracts with its customers are renewable annually and permit cancellation upon 30 to 60 days' notice.

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average common shares and common equivalent shares outstanding during the period. The impact of the dilutive common equivalent shares was 35,031 and 15,066 for the three month periods ended June 30, 1998 and 1997, respectively, and 71,673 and 61,021 for the six month periods ended June 30, 1998 and 1997, respectively.

Common equivalent shares excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were 1,369,937 and 1,254,444 for the three month periods ended June 30, 1998 and 1997, respectively, and, 1,333,294 and 1,195,711 for the six month periods ended June 30, 1998 and 1997, respectively.

NOTE 4 - REGISTRATION STATEMENT

During March 1998, MCI filed a registration statement with the Securities and Exchange Commission to register certain existing outstanding shares of common stock owned by the majority shareholder of MCI. The stock registered serves as collateral for certain loans of the majority shareholder.

NOTE 5 - ACQUISITION OF TREASURY STOCK

During the six month period ended June 30, 1998, the Company purchased a total of 88,000 shares of outstanding MCI stock at $5.13 per share under the terms of a stock repurchase program announced in January 1997. Such shares will be used to satisfy the exercise of stock options and for other corporate purposes. The acquired shares were recorded as additional treasury stock in the Company's financial statements.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective January 1, 1998. Management believes the impact of SFAS No. 130 is immaterial as there were no items of other comprehensive income for the periods ended June 30, 1998 and 1997.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997.

(1)      RESULTS OF OPERATIONS

Net revenues for the three and six month periods ended June 30, 1998 were $3,604,000 and $7,084,000, respectively, versus $3,571,000 and $7,140,000 for the comparable 1997 periods. PPO revenues declined approximately $257,000 for the quarter and $477,000 for the six month period primarily due to client turnover and fluctuations in the relative mix of hospital versus physician claims volume. TPA revenues increased approximately $290,000 for the quarter and $421,000 for the six month period primarily due to claims administration fees on incremental covered lives and revenues from a new fully insured product introduced during 1997.

The Company has experienced declining PPO revenues in recent periods. Management believes this trend can be reversed through increased market penetration with current PPO clients, new PPO and TPA business development, marketing of its new PPO management and repricing business and investing in state-of-the-art adjudication technology for its TPA. During the last half of 1997 and continuing into 1998, the Company renewed its focus on sales and marketing of its PPO and began marketing its PPO management and repricing software and services business.

Net income (loss) for the three and six month periods ended June 30, 1998 was $6,500 and $(88,000), respectively, compared to $112,000 and $197,000 for the same periods in 1997. Diluted earnings per share were $.00 and $(.02) for the three and six month periods ended June 30, 1998, respectively, compared to $.03 and $.05 for the same 1997 periods. Included in the prior year's six month operating results were approximately $202,000 of non-recurring costs associated with the Company's relocation of its principal operations and corporate offices and the implementation of a new claims processing system for its subsidiary. Exclusive of these nonrecurring costs, net income declined approximately $486,000 between periods. This decline was due primarily to reduced PPO revenues and increases in personnel costs and operating expenses more fully discussed below.

Salaries and wages increased to $2,178,000 from $1,831,000 for the quarter ended June 30, 1998, as compared to the prior year period. For the six months ended June 30, 1998 and 1997, respectively, salaries and wages increased $562,000 (15%) to $4,291,000 from $3,729,000. Of this increase, approximately $190,000 was attributable to merit and other salary adjustments effected between periods, $252,000 related to incremental positions in both the PPO and TPA operations, and $120,000 related to temporary labor costs associated with year end backlogs and systems conversion efforts in the TPA operations.

Other operating expenses decreased by approximately $148,000 for the three months ended June 30, 1998, or 11%, as compared to the three months ended June 30, 1997. For the six month periods ended June 30, 1998 and 1997, other operating expenses were $2,544,000 and $2,723,000, respectively. Exclusive of the $202,000 of nonrecurring relocation and systems implementation costs incurred in 1997, other operating expenses were comparable between years.

Depreciation and amortization expense for the quarter ended June 30, 1998 was $235,000 compared to $208,000 for the same period in 1997. For the six month period, depreciation and amortization expense was $468,000 in 1998 versus $413,000 for the comparable 1997 period. This increase is the result of the Company's continued investments in state-of-the-art information systems and data processing equipment for its PPO and TPA operations.

(2)      LIQUIDITY AND CAPITAL REQUIREMENTS

The Company had net working capital of approximately $2,634,000 at June 30, 1998, compared to $2,583,000 at December 31, 1997. Cash flows used in operations were approximately $103,000 for the first six months of 1998. Included in this amount are income tax payments of approximately $413,000. Cash and cash equivalents at June 30, 1998 and December 31, 1997, including approximately $1,876,000 and $1,314,000 of cash for insurance premium payments, were approximately $2,976,000 and $3,235,000, respectively.

Capital expenditures for the purchase of tangible property and equipment were approximately $109,000 for the six months ended June 30, 1998. These expenditures were primarily for data processing equipment for the Company's PPO operations. Management currently expects total capital expenditures for the remaining six months of 1998 to be approximately $250,000, the majority of which relates to additional data processing and information systems assets.

In connection with the 1994 acquisition of Diversified Group Administrators, Inc. ("DGA"), the Company incurred certain acquisition note obligations. The final $100,000 of these obligations, subject to an option to convert this note into 25,000 shares of common stock, was due on June 30, 1998. Subsequent to period end, $40,000 of this obligation was converted to Company stock with the remaining $60,000 being paid in cash.

In connection with the separation agreement with a former employee, the Company is required to make eight quarterly installments of $13,750, plus interest at 8%, which began on September 30, 1997. The fourth installment was made prior to period end.

The Company has a line of credit with a bank, that provides for maximum borrowings of $1,000,000, secured by accounts receivable. At June 30, 1998, the Company had $175,000 of outstanding borrowings under this arrangement. During the six month period ended June 30, 1998, the Company purchased a total of 88,000 shares of Company stock at $5.13 per share under terms of a stock repurchase agreement announced during January 1997. The purchases were financed with advances under this credit facility.

Management believes that cash flows from operations, cash on hand, and the Company's borrowing capacity will be sufficient to fund liquidity needs and capital requirements for the foreseeable future.

The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     None

     ITEM 2 - CHANGES IN SECURITIES

     None

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Submissions of matters through the solicitation of proxies were provided to security holders during the six month period ended June 30, 1998. These matters were voted on May 17, 1998, at the annual shareholders meeting. The annual meeting involved the election of directors. The following individuals were elected as directors of the Company:

                NAME                        POSITION                    FOR          AGAINST        ABSTAIN
                ----                        --------                    ---          -------        -------
         John Ward Hunt                 President, Chief             3,805,232           0           11,348
                                        Executive Officer,
                                        Chairman of the Board
                                        of Directors

         David Samuel Coats             Director                     3,805,232           0           11,348

         Robert W. Philip               Director                     3,805,232           0           11,348

         William L. Amos, M.D.          Director                     3,805,232           0           11,348

     ITEM 5 - OTHER INFORMATION

     During the six month period ended June 30, 1998, the Company purchased a total of 88,000 shares of outstanding MCI stock at $5.13 per share under the terms of a stock repurchase program announced in January 1997. Such shares will be used to satisfy the exercise of stock options and for other corporate purposes. The acquired shares were recorded as additional treasury stock in the Company's financial statements.


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             MEDICALCONTROL, INC.


August 14, 1998                              /s/ John Ward Hunt
                                             --------------------------------
                                             John Ward Hunt
                                             President and
                                             Chief Executive Officer



                                             /s/ David A. Hanson
                                             --------------------------------
                                             David A. Hanson
                                             Vice President, Finance
                                             and Accounting

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
  27                    Financial Data Schedule