Form 10QSB
period 1998-09-30
MEDICALCONTROL INC
filed 1998-11-17
CIK 897546

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


--------------------------------------------------------------------------------


   (Mark one)
       X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      ---       EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998


                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      ---       OF 1934

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 4,088,225 as of November 1, 1998.

Transitional Small Business Disclosure Format (Check one):    YES     NO  X
                                                                  ---    ---
--------------------------------------------------------------------------------

                              MEDICALCONTROL, INC.

              Form 10-QSB for the Quarter ended September 30, 1998

                                Table of Contents


                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

     Item 1   Consolidated Financial Statements                                        3

     Item 2   Management's Discussion and Analysis or Plan of Operation                9

PART II - OTHER INFORMATION                                                           12

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                           September 30,    December 31,
                                                                                                1998             1997
                                                                                            -----------      -----------
                                 ASSETS
                                 ------
CURRENT ASSETS
      Cash and cash equivalents                                                             $ 2,353,535      $ 3,235,307
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $81,000 and
            $135,000 in 1998 and 1997, respectively                                           1,408,885        1,979,875
      Accounts receivable - premium                                                             539,023          741,345
      Accounts receivable - other                                                               107,389           87,099
      Prepaid income taxes, net                                                                 520,582                -
      Prepaid expenses and other current assets                                                 292,034          276,105
      Deferred income taxes                                                                     168,838          168,838
                                                                                            -----------      -----------
         Total current assets                                                                 5,390,286        6,488,569

NOTE RECEIVABLE - OFFICER, including accrued interest                                           413,892          394,654
PROPERTY AND EQUIPMENT, NET                                                                   1,651,107        1,661,290
GOODWILL, NET                                                                                 7,746,675        3,451,348
INTANGIBLE AND OTHER ASSETS, NET                                                                167,421          691,563
                                                                                            -----------      -----------
      TOTAL ASSETS                                                                         $ 15,369,381     $ 12,687,424
                                                                                           ============     ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
CURRENT LIABILITIES
      Accounts payable - trade                                                                $ 912,620        $ 643,249
      Accounts payable - premium                                                              1,088,083        1,945,102
      Accrued liabilities                                                                     1,128,447          852,095
      Income taxes payable                                                                            -          291,927
      Borrowings under bank line of credit                                                      200,000                -
      Current portion of long-term debt                                                         574,561          173,072
                                                                                            -----------      -----------
         Total current liabilities                                                            3,903,711        3,905,445

NON-CURRENT LIABILITIES
      Long-term debt, net of current portion                                                  2,191,514          111,514
      Deferred gain on sale of option on real estate                                            819,750          880,417
      Deferred income taxes                                                                     185,675          116,489

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                                           -                -
      Common stock - $.01 par: 8,000,000 shares
         authorized, 4,088,225 and 3,908,635 issued
          in 1998 and 1997, respectively                                                         40,882           39,086
      Additional paid-in capital                                                              5,989,043        5,231,265
      Retained earnings                                                                       2,238,806        2,922,104
                                                                                            -----------      -----------
                                                                                              8,268,731        8,192,455

      Less: Treasury stock (171,612 shares at December 31, 1997)                                      -         (518,896)
                                                                                            -----------      -----------
         Total stockholders' equity                                                           8,268,731        7,673,559
                                                                                            -----------      -----------
         TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 15,369,381     $ 12,687,424
                                                                                           ============     ============



        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                           For The Three Months Ended       For The Nine Months Ended
                                                                  September 30,                    September 30,
                                                          ----------------------------     -----------------------------
                                                              1998             1997            1998             1997
                                                          -----------      -----------     ------------     ------------

NET REVENUES                                              $ 3,696,742      $ 3,577,547     $ 10,780,757     $ 10,717,501
                                                          -----------      -----------     ------------     ------------

OPERATING EXPENSES
      Salaries and wages                                    2,366,209        1,954,351        6,657,179        5,683,688
      Other operating expenses                              1,511,999        1,316,578        4,055,686        4,039,713
      Depreciation and amortization                           182,462          254,190          650,160          666,792
      Post acquisition charges                                648,097                -          648,097                -
                                                          -----------      -----------     ------------     ------------
         Total operating expenses                           4,708,767        3,525,119       12,011,122       10,390,193
                                                          -----------      -----------     ------------     ------------
INCOME FROM OPERATIONS                                     (1,012,025)          52,428       (1,230,365)         327,308
                                                          -----------      -----------     ------------     ------------
OTHER INCOME (EXPENSE)
      Interest expense                                         (1,635)          (5,266)          (6,283)         (14,925)
      Investment income                                        36,675           25,618          115,529           75,225
      Other income (expense)                                    2,465            4,430            3,397           17,397
                                                          -----------      -----------     ------------     ------------
         Total other income (expense)                          37,505           24,782          112,643           77,697
                                                          -----------      -----------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES                            (974,520)          77,210       (1,117,722)         405,005

Provision for income taxes                                   (379,289)          14,912         (434,422)         145,802
                                                          -----------      -----------     ------------     ------------
NET INCOME (LOSS)                                         $  (595,230)     $    62,298     $   (683,299)    $    259,203
                                                          ===========      ===========     ============     ============

Basic earnings (loss) per share                           $     (0.15)     $      0.02     $      (0.18)    $       0.07
                                                          ===========      ===========     ============     ============
Diluted earnings (loss) per share                         $     (0.15)     $      0.02     $      (0.18)    $       0.07
                                                          ===========      ===========     ============     ============
Weighted average common shares outstanding                  3,856,712        3,825,023        3,815,853        3,825,023
                                                          ===========      ===========     ============     ============
Weighted average common and dilutive
shares outstanding                                          3,856,712        3,827,571        3,815,853        3,845,461
                                                          ===========      ===========     ============     ============



        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                              For The Nine Months Ended
                                                                                                    September 30,
                                                                                           -----------------------------
                                                                                                1998             1997
                                                                                           ------------      -----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income (loss)                                                                       $   (683,299)     $   259,203
      Adjustments to reconcile net income (loss)
       to net cash provided by operations
       Depreciation and amortization                                                            650,160          666,792
       Amortization of deferred gain on real estate transaction                                 (60,667)               -
       Post acquisition charges                                                                 483,097                -
       Net changes in certain assets and liabilities, net of acquired balances:
            Accounts receivable - trade                                                         866,530         (316,518)
            Accounts receivable - premium                                                       202,322          (32,361)
            Current income taxes, net                                                          (818,205)               -
            Prepaid expenses and other current assets                                            (8,331)          60,980
            Accounts payable - trade                                                            155,091          (39,804)
            Accounts payable - premium                                                         (857,019)          77,940
            Accrued expenses                                                                    106,997          (31,424)
                                                                                           ------------      -----------
Net cash provided by operating activities                                                        36,676          644,808
                                                                                           ------------      -----------
CASH FLOWS RELATED TO INVESTING ACTIVITIES
      Purchases of property and equipment                                                      (341,298)        (347,130)
      Acquisition, net of cash acquired                                                        (495,645)
      Proceeds from sale of real estate option                                                        -          902,417
                                                                                           ------------      -----------
Net cash provided by (used in) investing activities                                            (836,943)         555,287
                                                                                           ------------      -----------
CASH FLOWS RELATED TO FINANCING ACTIVITIES
      Loan to officer, including accrued interest                                               (19,238)         (21,425)
      Net drawdowns on revolving bank line of credit                                            200,000                -
      Payments on long-term debt                                                               (118,511)        (572,730)
      Payments of severance agreements                                                                -          (90,687)
      Proceeds from issuance of common stock                                                    307,244            6,300
      Acquisition of treasury stock                                                            (451,000)        (250,000)
                                                                                           ------------      -----------
Net cash used in financing activities                                                           (81,505)        (928,542)
                                                                                           ------------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (881,772)         271,553

Cash and cash equivalents at beginning of period                                              3,235,307        2,013,302
                                                                                           ------------      -----------
Cash and cash equivalents at end of period                                                 $  2,353,535      $ 2,284,855
                                                                                           ============      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                              $     11,041      $    44,897
                                                                                           ============      ===========
Income taxes paid                                                                          $    451,474      $   139,943
                                                                                           ============      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
      Fair value of assets acquired                                                        $ (4,989,246)     $         -
      Liabilities assumed                                                                       321,375                -
      Acquisition debt                                                                        2,600,000                -
      Common stock issued                                                                     1,422,226                -
      Accrued acquisition costs                                                                 150,000                -
                                                                                           ------------      -----------
      Acquisition of Business Health Companies, Inc., net of cash acquired                 $   (495,645)     $         -
                                                                                           ============      ===========



        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

                                   (UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. (the "Company"), a Delaware corporation, is a holding company of healthcare cost management and administrative services companies. The Company is comprised of three main subsidiaries: MedicalControl Network Solutions, Inc., providing managed care services primarily through its preferred provider organization ("PPO") networks, Diversified Group Administrators, Inc., providing third party administration ("TPA") services, and ppoONE.com, inc., providing repricing and administrative services for PPO's and certain network healthcare providers. All significant intercompany transactions have been eliminated. The Company's contracts with its customers are renewable annually and permit cancellation upon 30 to 60 days' notice.

During September 1998, MedicalControl Network Solutions, Inc. acquired Business Health Companies, Inc. See Note 6 for further discussion.

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average common shares and common equivalent shares outstanding during the period. The impact of the dilutive common equivalent shares was 0 and 2,548 for the three month periods ended September 30, 1998 and 1997, respectively, and 0 and 26,270 for the nine month periods ended September 30, 1998 and 1997, respectively.

Common equivalent shares excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive were 1,413,910 and 1,392,101 for the three month periods ended September 30, 1998 and 1997, respectively, and, 1,413,910 and 1,368,379 for the nine month periods ended September 30, 1998 and 1997, respectively.

NOTE 4 - REGISTRATION STATEMENT

During March 1998, the Company filed a registration statement with the Securities and Exchange Commission to register 200,000 existing outstanding shares of common stock owned by the majority shareholder of the Company. The stock registered serves as collateral for certain loans of the majority shareholder.

NOTE 5 - ACQUISITION OF TREASURY STOCK

During the first half of 1998, the Company purchased a total of 88,000 shares of outstanding Company stock at $5.13 per share under the terms of a stock repurchase program announced in January 1997. Such shares were used in connection with an acquisition and to satisfy the conversion of a convertible note. See Note 6 for further discussion of the acquisition.

NOTE 6 - ACQUISITION

Effective September 1, 1998, a wholly owned subsidiary of the Company acquired all of the issued and outstanding common stock of Business Health Companies, Inc. ("BHC") for approximately $4,500,000 plus accrued acquisition costs of $150,000. BHC provides managed care services, primarily through its PPO networks within the 15-county Houston, Texas market. The purchase consideration consisted of $2,150,000 in cash, 270,900 shares of Company stock, valued at approximately $1,422,000, and an aggregate of $1,000,000 in convertible notes to the previous shareholders of BHC. The acquisition was accounted for under the purchase method of accounting. The purchase price exceeded the fair value of assets acquired and liabilities assumed which resulted in the recording of goodwill of approximately $4,400,000 which will be amortized over 25 years. Liabilities assumed included $110,000 for severance related expenses for certain employees and other identified contingencies.


NOTE 7 - DEBT

In connection with the acquisition of BHC, the Company obtained bank financing in the form of a $1,600,000 term loan. The Company also obtained an aggregate of $1,000,000 in convertible notes from the selling shareholders of BHC. The bank note bears interest at the bank's prime rate plus 1% (9.5% at September 30, 1998) and is payable in monthly installments of principal and interest through October 2003. The convertible seller notes bear interest at 8.5% and are payable in quarterly installments of principal and interest through October 2003. The notes are convertible into common stock of the Company at any time, in $100,000 increments, at a conversion rate of $5.25 per share.

In conjunction with the bank financing above, the Company's existing $1,000,000 line of credit was terminated and a new revolving credit facility was obtained. This credit facility, secured by accounts receivable, allows for maximum borrowings of $500,000 and bears interest at the bank's prime rate plus 1% (9.5% at September 30, 1998). Availability under this credit facility was $300,000 at September 30, 1998.

NOTE 8 - POST ACQUISITION CHARGES

In connection with the acquisition discussed above, the Company recognized certain post acquisition charges of approximately $648,000. These charges consisted of a $483,000 write-off of certain capitalized software development costs, $125,000 of special bonuses payable to the CEO and COO of the Company, related to the acquisition, and $40,000 of severance related costs. Due to the acquisition of BHC, the Company has a requirement to consolidate database administration, network access, and like product offerings of the separate entities. As a result of this requirement, the Company has determined that it will not be able to recover its investment in certain capitalized software development costs over their remaining economic life, and accordingly, has recognized an impairment in accordance with Statement of Financial Accounting Standards No. 121.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENT

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective January 1, 1998. Management believes the impact of SFAS No. 130 is immaterial as there were no items of other comprehensive income for the periods ended September 30, 1998 and 1997.

NOTE 10 - SUBSEQUENT EVENT

Subsequent to period end, the Company's chief executive officer tendered shares of MedicalControl stock to fully satisfy the note receivable - officer, and accrued interest, recorded on the Company's balance sheet. The market value of the Company's stock was $7.38 on the date the transaction occurred. The shares received were recorded as treasury stock and will be used to satisfy the exercise of stock options and other general corporate purposes in future periods.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997.

(1)      RESULTS OF OPERATIONS

Net revenues for the three and nine month periods ended September 30, 1998 were $3,697,000 and $10,781,000, respectively, versus $3,578,000 and $10,718,000 for the comparable 1997 periods. Net revenues for the 1998 period include approximately $229,000 of revenues attributable to Business Health Companies, Inc. ("BHC"), a wholly owned subsidiary which was purchased during September 1998. PPO revenues declined approximately $132,000 for the quarter and $580,000 for the nine month period primarily due to client turnover and fluctuations in the relative mix of hospital versus physician claims volume. TPA revenues increased approximately $252,000 for the quarter and $644,000 for the nine month period primarily due to claims administration fees on incremental covered lives and revenues from a new fully insured product introduced during 1997.

The Company has experienced declining PPO revenues in recent periods. This decline is largely attributable to industry-wide trends associated with PPO access service fees migrating towards less profitable capitated rates and client turnover driven by consolidations and mergers of large clients that are beyond the control of management. Management believes this trend can be reversed through increased market penetration with current PPO clients, new PPO and TPA business development, marketing of its PPO management and repricing business and investing in state-of-the-art adjudication technology for its TPA.

Net income (loss) for the three and nine month periods ended September 30, 1998 was $(595,000) and $(683,000), respectively, compared to $62,000 and $259,000 for the same periods in 1997. Diluted earnings per share were $(.15) and $(.18) for the three and nine month periods ended September 30, 1998, respectively, compared to $.02 and $.07 for the same 1997 periods. Operating results for the 1998 periods were adversely impacted by post acquisition charges associated with the BHC acquisition that are more fully discussed below. Included in the operating results for the three and nine months ended September 30, 1998 is approximately $37,000 of net income generated by BHC. Included in the prior year's nine month operating results were approximately $353,000 of non-recurring costs associated with the Company's relocation of its principal operations and corporate offices, the implementation of a new claims processing system for its subsidiary, certain separation costs associated with a former employee, and accelerated software development cost amortization. Exclusive of these nonrecurring costs and the post acquisition costs included in 1998 operating results, net income declined approximately $761,000 between periods. This decline was due primarily to reduced PPO revenues and increases in personnel costs and operating expenses more fully discussed below.

Salaries and wages increased to $2,366,000 from $1,954,000 for the quarter ended September 30, 1998, as compared to the prior year period. For the nine months ended September 30, 1998 and 1997, respectively, salaries and wages increased $973,000 (17%) to $6,657,000 from $5,684,000. Of this increase, approximately
$85,000 of this amount is attributable to BHC operations. Of the remaining increase, approximately $287,000 was attributable to merit and other salary adjustments effected between periods, $481,000 related to incremental positions in both the PPO and TPA operations, and $120,000 related to temporary labor costs associated with year end backlogs and systems conversion efforts in the TPA operations.

Other operating expenses decreased by approximately $195,000 for the three months ended September 30, 1998, or 15%, as compared to the three months ended September 30, 1997. For the nine month periods ended September 30, 1998 and 1997, other operating expenses were $4,056,000 and $4,040,000, respectively. Exclusive of the $224,000 of nonrecurring relocation and systems implementation costs incurred in 1997 and $80,000 attributable to BHC operations in 1998, other operating expenses increased $162,000 between years primarily due to access fees paid to affiliate networks and outside consulting costs for personnel and network development activities.

Depreciation and amortization expense for the quarter ended September 30, 1998 was $182,000 compared to $254,000 for the same period in 1997. For the nine month period, depreciation and amortization expense was $650,000 in 1998 versus $667,000 for the comparable 1997 period. This decrease results from a reduction in capitalized software development cost amortization due to such costs being written off during the third quarter, offset by increased amortization expense associated with intangible assets recorded in conjunction with the BHC acquisition. See discussion of post acquisition charges below for further information.

In connection with the acquisition discussed above, the Company recognized certain post acquisition charges of approximately $648,000. These charges consisted of a $483,000 write-off of certain capitalized software development costs, $125,000 of special bonuses payable to the CEO and COO of the Company, related to the acquisition, and $40,000 of severance related costs. Due to the acquisition of BHC, the Company has a requirement to consolidate database administration, network access, and like product offerings of the separate entities. As a result of this requirement, the Company has determined that it will not be able to recover its investment in certain capitalized software development costs over their remaining economic life, and accordingly, has recognized an impairment in accordance with Statement of Financial Accounting Standards No. 121.


(2)      LIQUIDITY AND CAPITAL REQUIREMENTS

The Company had net working capital of approximately $1,487,000 at September 30, 1998, compared to $2,583,000 at December 31, 1997. Cash flows used in operations were approximately $37,000 for the first nine months of 1998. Included in this amount are income tax payments of approximately $451,000. Cash and cash equivalents at September 30, 1998 and December 31, 1997, including approximately $1,474,000 and $1,314,000 of cash for insurance premium payments, were approximately $2,354,000 and $3,235,000, respectively.

Capital expenditures for the purchase of tangible property and equipment were approximately $341,000 for the nine months ended September 30, 1998. These expenditures were primarily for data processing equipment for the Company's PPO operations. Management currently expects total capital expenditures for the remaining three months of 1998 to be approximately $100,000, the majority of which relates to additional data processing and information systems assets. The Company used approximately $496,000 of cash to consummate the acquisition of BHC.

In connection with the 1994 acquisition of Diversified Group Administrators, Inc. ("DGA"), the Company incurred certain acquisition note obligations. The final $100,000 of these obligations, subject to an option to convert this note into 25,000 shares of common stock, was due on June 30, 1998. At maturity, $40,000 of this obligation was converted to Company stock with the remaining $60,000 being paid in cash.

In connection with the separation agreement with a former employee, the Company is required to make eight quarterly installments of $13,750, plus interest at 8%, which began on September 30, 1997. The fifth installment was made prior to period end.

In connection with the acquisition of BHC, the Company obtained bank financing in the form of a $1,600,000 term note. Additionally, the Company obtained an aggregate of $1,000,000 in convertible notes from the previous shareholders of BHC. The bank note bears interest at the bank's prime rate plus

1% (9.5% at September 30, 1998) and is payable in monthly principal installments of $26,667 plus interest through October 2003. The convertible seller notes bear interest at 8.5% and are payable in quarterly principal installments of $50,000 plus interest through October 2003. The notes are convertible into common stock of the Company at any time, in $100,000 increments, at a conversion rate of $5.25 per share.

At September 30, 1998, the Company had $200,000 of outstanding borrowings under its line of credit arrangement. In conjunction with the bank financing above, the Company's existing $1,000,000 line of credit was terminated and a new revolving credit facility was obtained. This credit facility, secured by accounts receivable, allows for maximum borrowings of $500,000 and bears interest at the bank's prime rate plus 1% (9.5% at September 30, 1998). Availability under this credit facility was $300,000 at September 30, 1998.

During the first half of 1998, the Company purchased a total of 88,000 shares of Company stock at $5.13 per share under terms of a stock repurchase agreement announced during January 1997. The purchases were financed with advances under this credit facility.

Management believes that cash flows from operations, cash on hand, and the Company's borrowing capacity will be sufficient to fund liquidity needs and capital requirements for the foreseeable future.

The Company has not paid dividends in the past and does not anticipate the payment of such in the future.


RELIANCE ON DATA PROCESSING

The Company's management has recognized the need to ensure that its operations and relationships with vendors and other third parties will not be adversely impacted by software processing errors arising from calculations using the year 2000 and beyond ("Year 2000"). Management recognizes that failure by the Company to timely resolve internal Year 2000 issues could result, in the worst case, in an inability of the Company to store, retrieve, process, and manage data in support of its claims repricing and third party administration services. However, Company management believes that scenario is unlikely based on the progress made in its Year 2000 remediation plan. Failure of one or more third party service providers on whom the Company relies to address Year 2000 issues could also result, in a worst case scenario, in some business interruption. The lost revenues, if any, resulting from a worst case scenario such as those examples described above would depend on the time period during which the failure goes uncorrected and on how widespread the impact.

The Company began a formal program in 1998 to evaluate, assess and make the needed changes to its core information technology ("IT") systems and applications to comply with Year 2000 issues. Management has completed its review of all essential IT systems and believes that they are Year 2000 compliant. The Company's primary IT systems and applications have been developed and placed into production within the past eighteen to twenty-four months. Accordingly, such systems and applications were developed employing contemporary software tools to be Year 2000 compliant from their initial design. Management is continuing to inventory and evaluate all non-essential software programs and hardware used in the Company's business. Management expects this process to be complete by September 30, 1999. Non-compliant systems are being replaced, modified, or outsourced through as they are reviewed. The Company has communicated, and will continue to communicate, with its suppliers, financial institutions and others with which it does business to monitor and evaluate Year 2000 conversion progress.

With regard to non-IT systems, such as general office security systems and phone systems, the Company is currently evaluating the compliance of such systems. Systems that are not compliant, if any, will be remediated, upgraded or replaced by September 30, 1999.

Direct expenditures associated with Year 2000 issues, excluding costs associated with the development of the underlying core IT systems, have been immaterial to date and have been funded through the Company's normal IT operations budget.

The Company has had each of its departments or divisions develop basic contingency plans to restore the material functions of each of its material systems or activities in the case of a Year 2000 related failures. The contingency plans cover all material levels of activity within each business location. The Company plans to continually refine these plans and to make them more comprehensive, as more information becomes available from testing and third party suppliers.

Although there can be no assurance that the Company will be able to complete all of the modifications in the required time frame, nor that unanticipated events will occur, or that the Company will be able to identify all Year 2000 issues before problems manifest themselves, it is management's belief that the Company is taking adequate action to address Year 2000 issues. Management does not expect the Year 2000 compliance efforts or related expenditures to be material to the Company's consolidated financial position, results of operations or cash flows.

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     None

     ITEM 2 - CHANGES IN SECURITIES

     None

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     ITEM 5 - OTHER INFORMATION

     During the first half of 1998, the Company purchased a total of 88,000 shares of outstanding the Company stock at $5.13 per share under the terms of a stock repurchase program announced in January 1997. Such shares were used in connection with an acquisition and to satisfy the conversion of a convertible note. See Note 6 for further discussion of the acquisition.

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     On October 9, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission to report the acquisition of Business Health Companies, Inc. ("BHC") by one of the Company's wholly owned subsidiaries. On November 12, 1998, the Company filed a Form 8-K/A that included all required financial information regarding the BHC acquisition.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MEDICALCONTROL, INC.


November 16, 1998                      /s/ John Ward Hunt
                                       -----------------------------------
                                       John Ward Hunt
                                       President and
                                       Chief Executive Officer



                                       /s/ David A. Hanson
                                       -----------------------------------
                                       David A. Hanson
                                       Vice President, Finance and Accounting

                                INDEX TO EXHIBIT


Exhibit
Number          Description
------          -----------

  27            Financial Data Schedule