Form 10KSB
period 1998-12-31
MEDICALCONTROL INC
filed 1999-03-31
CIK 897546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

Commission File Number 1-11922

                              MEDICALCONTROL, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Delaware                                        75-2297429
 --------------------------------                      -------------------
 (State or other jurisdiction of                        (I.R.S.  Employer
  incorporation or organization)                      Identification Number)

     8625 King George Drive, Suite 300
              Dallas, Texas                                   75235
   --------------------------------------                   ----------
  (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:          (214) 630-6368

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $14,571,673.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of March 26, 1999: $11,634,240*

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,163,487 shares of Common Stock, $.01 par value as of March 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Proxy Statement for 1999 Annual Meeting of
            Shareholders of MedicalControl, Inc. are incorporated by
                  reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:       Yes [ ]       No [X]


*The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $9.13, the last sales price of the Registrant's common stock as of March 26, 1999, such date being within 60 days prior to the date of filing.

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

         The factors identified in this Form 10-KSB under "Risk Factors" are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. Such forward looking information could be affected by changes in laws and regulations, interest rates, liquidity issues, the rate of sales growth, price and product competition, new product introduction and social and economic conditions, such as increased competition in the managed care or healthcare industry and the amount, type and cost of financing available to the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking projections. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-QSB and 8-KSB filed with the Securities and Exchange Commission.



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         MedicalControl, Inc. (the "Company") is a holding company comprised of related operating companies serving the managed care industry and providing health benefit plan administration services. The Company's four major subsidiaries are MedicalControl Network Solutions, Inc. ("MedicalControl"), providing managed care services primarily through its preferred provider networks, ValueCheck, Inc. ("ValueCheck"), providing utilization review and case management, Diversified Group Administrators, Inc. ("Diversified"), providing third party administration ("TPA") services, and ppoONE.com, inc. (formerly PPO Management Solutions, Inc.) ("ppoONE.com"), providing network management and repricing software and services for provider network organizations ("PPO"). Each subsidiary is accounted for as a separate segment of the Company. For financial information on each segment see Note 3 to the Consolidated Financial Statements.

DESCRIPTION OF OPERATING COMPANIES

         MedicalControl, acting as a preferred provider organization ("PPO"), contracts with hospitals, physicians and ancillary providers providing access to comprehensive healthcare services on behalf of its clients and their employees or members at negotiated, discounted rates. MedicalControl reprices resulting network provider claims to reflect negotiated terms as well as providing healthcare data analyses, reporting and related healthcare cost containment programs.

         ValueCheck, a utilization review and case management company, began doing business January 1, 1999. Utilization review and case management represents a complementary product for both MedicalControl's PPO and Diversified's TPA businesses and has potential value for many of the same target clients and market segments. Diversified and MedicalControl began marketing ValueCheck services in the Fall of 1998 to their clients.

         Diversified provides a comprehensive range of administration services to self-funded benefit plans, insurance companies, provider-based organizations and other benefit management organizations. Diversified provides complete benefit plan review, design and administrative services in the administration of comprehensive employee benefit programs and risk management activities. Diversified currently administers over 300 self-funded benefit plans, two fully-insured plans and over 50 risk management plans with clients ranging from 50 to 4,000 employees. Current total covered lives exceed 100,000 members located in 49 states. In 1998, Diversified entered the Taft-Hartley and student accident markets.

         ppoONE.com, using its proprietary application software, provides software leasing, Internet-based data center and claims processing services for PPOs and other network organizations that enable such entities and their clients to reprice provider claims to reflect negotiated rates and to produce data analyses, and other cost containment information. ppoONE.com began service to its first client in the fall of 1997. During the first quarter of 1998, ppoONE.com began formally marketing its software, Internet-based data center and administrative services. ppoONE.com recently licensed its software to a large insurance conglomerate.

         The Company was incorporated in October 1989 as a Delaware corporation. Unless the context otherwise requires, the term the "Company" refers to MedicalControl, Inc. and its direct and indirect wholly-owned subsidiaries. Effective January 1, 1998, the Company established MedicalControl and ppoONE.com as subsidiaries and transferred its managed care operations to MedicalControl and its repricing and administrative services operations to ppoONE.com. All references to the operations of MedicalControl or ppoONE.com prior to January 1, 1998, are to operations of the Company. The Company's executive offices are located at 8625 King George Drive, Suite 300, Dallas, Texas 75235 and its telephone number is (214) 630-6368.

INDUSTRY OVERVIEW

         The managed care industry has experienced tremendous growth and change over the past fifteen years. Primary among the available managed care solutions offering access to healthcare services at reduced rates are Health Maintenance Organizations ("HMOs") and PPOs. Among other factors, HMOs are distinguished from PPOs in that HMOs are responsible for the delivery of medical services to their members and assume the financial risk for the costs associated with that healthcare. PPOs, including MedicalControl, instead offer employers and healthcare purchasers access to a network of contracted facilities and providers who have agreed to provide services for discounted rates from their standard fees. In such PPO arrangements, the self-insured employer or benefit plan typically remains responsible for the cost of care. Currently, approximately 85% of all Americans with private insurance are enrolled in an HMO, PPO or other form of managed care. A growing number of health insurance carriers, HMOs, TPAs and provider groups have also established their own PPO networks.

         Employers and other healthcare purchasers have encouraged the development or expansion of alternative forms of healthcare delivery and financing. Currently, over 78% of employers have opted for some type of self-insurance. Under a self-funded benefit program, an employer retains the obligation of funding claims, frequently acquiring reinsurance to provide protection against claims exceeding specific or aggregate amounts. By adopting self-funding programs and using the plan administration services of TPAs and other managed care services, employers may experience lower costs and obtain other advantages over traditional insurance.

         A trend in the managed care industry is the development or expansion of provider-owned networks. In some areas, these provider-owned or operated organizations require a plan or PPO to access their network exclusively in a service area. Such situations limit the ability of the PPO to provide the broadest network offering or limits access altogether.

MANAGED CARE BUSINESS

         MedicalControl provides access to preferred provider networks for its clients and their enrolled plan members. It also provides clients with healthcare data analyses, reporting and related healthcare cost containment programs. MedicalControl principally markets its managed healthcare services to self-insured employers, insurance companies, third party administrators and managed care organizations with large concentrations of employees or participants within the southwestern United States. MedicalControl has established and continues to enhance networks of healthcare providers providing medical services to clients' plan members at negotiated, discounted rates. After the provider renders service, MedicalControl, its client or its client's third party administrator reviews and reprices the provider's bill to apply the PPO's negotiated rates prior to adjudication and payment. MedicalControl also offers a variety of management reports to clients designed to measure and evaluate the cost-effectiveness and quality of the employers' healthcare benefit programs. These reports provide summary and detailed information on network utilization, services provided, claims processing activity, accounting data and cost savings.

         In September 1998, MedicalControl purchased Business Health Companies, Inc. ("BHC"), a leading Houston, Texas-based managed care organization that enhanced significantly MedicalControl's Texas network offering. BHC owns the Houston Healthcare Purchasing Organization ("HHPO") preferred provider organization. The HHPO network currently includes 68 hospitals, over 6,000 contracted physicians in addition to ancillary providers. In addition to managing its provider network, the HHPO issues an annual Quality Data Study of Houston hospitals which evaluates the quality performance of 46 Houston area hospitals in 4 categories: mortality rates, medical complications, length of stay and average charge per patient. Since the acquisition, BHC operates as a subsidiary of MedicalControl providing its greater Houston PPO network and as the Houston component of MedicalControl's Texas network.

         As of December 31, 1998, MedicalControl had over 75 clients comprising more than 270,000 employees or plan members and representing over 621,000 covered lives. Through the Company's directly-contracted and affiliate provider networks, the Company's clients have access to more than 2,400 hospitals and 185,000 physicians and other healthcare providers nationwide. Significant concentrations of covered employees or plan members reside in Dallas, Fort Worth, San Antonio and Houston, Texas in addition to the States of Louisiana, New Mexico, California, Florida, Illinois, Ohio, Oklahoma and Pennsylvania.

         Products and Services. MedicalControl provides a variety of managed care products including quality, cost effective PPO networks, provider claims repricing, and healthcare data analyses and reports. MedicalControl is also exploring ways to expand service offerings by selling third party services complementing the PPO such as prescription drug card, dental PPO or vision program.

         MedicalControl offers the following types of PPO networks:

         MedicalControl Hospital Network -- a network of more than 2,400 acute care hospitals and 5,000 ancillary facilities available through both direct agreements and affiliate network agreements in 43 states.

         MedicalControl Physician Network -- a network of more than 185,000 physicians, chiropractors, physical therapists and other healthcare professionals through both direct agreements and affiliate network agreements.

         MedicalControl Behavioral Network -- a network of mental health, alcohol and substance abuse treatment facilities.

         Contracted network providers have agreed to accept, as payment in full, negotiated fee schedules in place of the current charges providers bill to non-network patients for the same procedures and services. As a result of the Company's negotiated fee schedules available through its Texas hospital network, the Company's clients achieve average savings of over 30% between billed charges and MedicalControl's negotiated, discounted rates. In addition to hospitals and facilities, MedicalControl also contracts with physicians. MedicalControl evaluates and verifies the credentials of physicians in MedicalControl's directly contracted Texas and New Mexico networks in accordance with established standards and its credentialing process is accredited by the American Accreditation HealthCare Commission/URAC.

         MedicalControl reprices network provider claims based on negotiated fee schedules and provides clients the option to reprice their own claims. In providing in-house claims repricing services for the year-ended December 31, 1998, the Company processed over 450,000 claims in an average of 1.8 calendar days with an accuracy rate of over 97% for all errors and 99% for those errors affecting repriced amounts. MedicalControl uses ppoONE.com's proprietary software system, IMPULSE(TM), to reprice network provider claims. This system allows claims payors to reprice claims and perform customer service functions remotely via direct-dial modem or Internet access to the system, provides faster response times and requires fewer keystrokes, therefore reducing errors while increasing efficiency. ppoONE.com's system also has the ability to track claims status for improved customer service.

         MedicalControl provides extensive client specific healthcare reports to its clients. ppoONE.com's system automatically produces a variety of comprehensive utilization and savings reports on a scheduled basis. MedicalControl can also create efficient ad hoc and custom reports with advanced report writing tools. Clients have access to a catalog of over 200 standard reports identifying information related to services and network utilization, savings analyses, provider networks and claims production activity. MedicalControl can produce these reports and other needed data in hard copy or electronically, providing it to clients via diskette, direct modem access or the Internet.

         MedicalControl works with clients to design cost-effective benefit programs or other healthcare management programs and to adopt appropriate cost containment controls. Through benefit plan design, MedicalControl assists clients in maximizing in-network utilization through the client's implementation of co-pay differentials, waiver or reduction of deductible amounts for in-network hospitalization or similar incentive programs for in-network use. Greater utilization of in-network providers decreases the average cost per claim and the costs to the client's employee benefit plan.

         Although MedicalControl is expanding its product portfolio to include other services for the benefit of its clients, MedicalControl expects its core business and primary revenue source to continue to be its PPO networks.

         Provider Arrangements and Services. MedicalControl provides clients with savings on hospital, physician and related healthcare expenditures through geographically tailored networks of quality, cost-effective providers. MedicalControl's strategy is to create a network of healthcare providers that meet the healthcare needs of their covered employees or plan members and the financial needs of clients. MedicalControl uses the group purchasing leverage of multiple clients to negotiate competitive discounts with such providers. Healthcare providers join MedicalControl's PPO network to maintain or increase patient volumes as members are directed to them through the client's health benefit plans, identification cards, utilization review oversight and other channeling mechanisms.

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

         In addition, MedicalControl contracts with other PPO networks to provide PPO network access, as needed, in many regions outside of Texas and New Mexico. MedicalControl also maintains affiliate relationships in the southwestern United States to supplement its own network. MedicalControl has such affiliate network relationships in the States of Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Louisiana, Nevada, Michigan, Mississippi, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Virginia, Washington and Wisconsin.

         As of December 31, 1998, the approximate number of MedicalControl's contracted providers were:

                                                                         Primary Car   Specialists    Total
                                              Hospitals    Ancillaries  Physicians(1)  Physicians   Physicians
                                              ---------    -----------  -------------  ----------   ----------
Directly Contracted                              650         1,800         9,300        13,700        23,000
Contracted through Affiliates                  1,750         3,200        64,700        97,300       162,000
Total                                          2,400         5,000        74,000       111,000       185,000

---------------
(1) Primary care physicians include general practitioners, family practitioners, pediatricians and internal medicine physicians.

         In the event that current contracts with providers are not continued, MedicalControl believes that in most areas there are other physician groups, hospitals and other providers sufficient to serve its clients' employees and members adequately. MedicalControl believes that its relationships with its providers are generally good; however, there is increasing competition for physicians and other healthcare providers from other PPOs, HMOs, provider-owned networks and other healthcare plans. There can be no assurance that MedicalControl will in all cases be successful in maintaining existing relationships or attracting necessary healthcare providers with adequate discounts.

         In order to promote effective, long-term and positive business relationships with network providers, the Company also considers its providers to be clients of MedicalControl and has established a provider services program. A dedicated staff performs a variety of activities including responding to hospital and physician claims inquiries and conducting site visits.

         MedicalControl was the first PPO in the nation to have its physician credentialing process accredited by the American Accreditation HealthCare Commission/URAC as applied to its Texas and New Mexico directly-contracted networks. Management believes that MedicalControl's credential standards are more stringent than many other PPOs. In the credentialing process, MedicalControl, using primary source verification, confirms that a physician meets the established MedicalControl standards. In instances when contracting with larger physician or provider groups, having confirmed that a provider group credentials to MedicalControl's standards, MedicalControl may choose to delegate the credentialing function to that provider group.

         Marketing. MedicalControl principally markets its managed healthcare services to self-insured employers, insurance companies, third party administrators and managed care organizations with large concentrations of employees or participants within the southwestern United States. MedicalControl markets its products and services through an employed sales staff, independent sales agents and third parties such as TPAs and insurance companies. MedicalControl plans to place greater emphasis on marketing to TPAs, insurance companies and other third parties that, in turn, market MedicalControl's PPO to their clients. MedicalControl has developed marketing programs designed to emphasize the unique aspects of its network products, other managed care services and its reputation for quality service. MedicalControl provides marketing services through its corporate office in Dallas, Texas and in its Houston, Texas office.

         As is customary in the PPO industry, clients generally offer MedicalControl's PPO to their employees or members as an alternative to either traditional indemnity insurance coverage or an HMO. MedicalControl believes that the most significant factors in the selection of MedicalControl's PPO by employers and employees include the location and size of the provider network, provider choice, depth of negotiated discounts, quality of services, administrative support services, access fees, market presence and reputation. MedicalControl believes its clients' employees and members select MedicalControl's

PPO rather than an HMO due to the significantly greater freedom of choice of providers offered by MedicalControl in addition to other factors.

         MedicalControl believes the costs incurred by its clients for healthcare services rendered, along with the fees paid to MedicalControl, result in significant net savings to the client, and are competitive with like PPOs/managed care companies. In addition, MedicalControl believes that its proprietary PPO networks tend to be more extensive than its competitors in certain geographic regions, providing greater access for a client's employees or members.

         MedicalControl charges its clients for access to its PPO network or networks on either a percentage of savings or a per employee per month ("PEPM") basis. For the fiscal years ending December 31, 1998, 1997 and 1996, MedicalControl derived 67%, 72% and 72%, respectively, of its PPO revenue from access fees based on the percentage of savings method. For percentage of savings clients, the actual savings upon which MedicalControl's fees are based is the difference between what the client or payor would have paid without MedicalControl's intervention and the final bill (reflecting the discounted adjustment) actually paid. The percentage and aggregate revenue recognized by MedicalControl varies depending on the number of enrollees, their levels of utilization of PPO provider services and the networks selected by the client. The PEPM fee basis provides MedicalControl with an expected level of payment that is not contingent or dependent upon utilization levels or savings. The number of clients that use the PEPM basis has increased during the past three years. MedicalControl believes that its pricing is competitive with the market.

UTILIZATION REVIEW AND CASE MANAGEMENT

         ValueCheck began providing utilization review and case management as of January 1, 1999. The Company launched ValueCheck because of what management believes is an unmet market need for effective, basic and cost-effective utilization review and case management services. In addition, utilization review and case management is a complementary product for PPO services. MedicalControl and ValueCheck products can be sold to the same customer and ValueCheck adds value to the PPO offering. ValueCheck products are also sold to Diversified's customers. ValueCheck's management team brings over 50 years of sales, product, operations and Medical Director experience in the utilization review and case management industry to this business.

         ValueCheck's basic utilization review program combines review of medical necessity and the appropriateness of inpatient setting. High-risk medical cases are identified for special tracking because such cases have the greatest potential for financial impact. According to data derived from more than 500,000 hospital admissions, more than 50% of all inpatient admissions generally follow a consistent treatment course, therefore, outcomes are not significantly influenced by aggressive utilization review. ValueCheck monitors these medically uncomplicated cases from pre-certification through discharge to ensure they do not become complicated or deviate from their expected treatment course. However, in cases where treatments and outcomes are not consistent, ValueCheck employs intensive management techniques to optimize patient outcomes and maximize cost savings. ValueCheck incorporates three components to its utilization review process: review of procedure and medical necessity, length-of-stay determination and negotiation of the treatment plan and alternative care.

         Throughout the utilization review process, ValueCheck nurses review the medical necessity of an inpatient stay using nationally accepted medical guidelines. In instances where the treating physician requests days that are unsupported by these guidelines, a ValueCheck physician advisor will review and discuss the case with the treating physician.

         This process continues until the patient is discharged or until medical guidelines are no longer met by the patient's condition or treatment plan. ValueCheck's review specialists maintain on-going contact with the attending physician to ensure the patient stay in an acute care setting lasts only as long as medically necessary.

         ValueCheck uses a range of medical guidelines to support the utilization review process. They are designed to promote discussion and negotiation with the patient's attending physician, ensure consistent case reviews, enhance review nurses' cross-discipline clinical knowledge and establish proactive information exchange and negotiation capabilities. These guidelines are screening tools used by ValueCheck's review specialists that allow consistent evaluation of the appropriate level of care and treatment planning. The use of such guidelines does not, however, replace the expertise and important contribution of ValueCheck's nurses or physicians. ValueCheck uses the following guidelines for evaluation and decision making during the review process:

MILLIMAN AND ROBERTSON OPTIMAL RECOVERY GUIDELINES (ORGS): ORGs provide day-by-day treatment plans for patients under age 65 with no significant co-morbidities or complications. They are based on the CPT (procedure) and ICD-9 (diagnosis) codes relevant to the patient's condition and planned treatment. ORGs provide the equivalent of medical guidelines, length-of-stay guidelines, and outpatient procedure/treatment alternatives for uncomplicated medical, surgical, and pediatric admissions. They also include guidelines for extending an admission.

HCIA LENGTH-OF-STAY (LOS) TABLES: HCIA LOS standards are based on all-payor data gathered from nearly 11 million actual inpatient records, representing 1 of every 3 discharges from hospitals in the United States annually. These standards provide norms for both simple and more complex patients. Each patient is unique, and HCIA's LOS tables are sensitive to those differences.

         ValueCheck's case management program targets cases requiring more attention which can result in better medical outcomes for patients and greater cost savings for plan sponsors. ValueCheck's early identification of and intervention in case management candidates gives ValueCheck the greatest opportunity to impact outcomes. ValueCheck's criteria and systems are specifically designed not only to identify catastrophic and chronic illness or injury cases, but also to prompt our reviewer to ask questions about seemingly routine, uncomplicated cases that may reveal additional factors indicating increased risk. Once cases are identified, ValueCheck matches the level and method of case management services to the intensity of the case to improve outcomes in the most cost-efficient manner possible.

         Case managers identify, coordinate, and negotiate alternative treatment plans and related costs. Nurses help expedite discharge from costly inpatient settings to a patient's home or outpatient care facility, placing the patient in the most appropriate setting possible. Nurses interface with the patient, family, treating providers, and facilities in addition to a variety of ancillary vendors such as home health aid and local support groups to coordinate patient-focused, caring treatment plans that incorporate effective use of benefit dollars.

         Our case managers will direct patients to network providers whenever possible. If the patient does not participate in a PPO plan or there is not a network provider available, the case manager will negotiate a discounted fee with the service provider with the goal of securing high-quality, lower-cost outpatient and home health care services.

THIRD PARTY ADMINISTRATION BUSINESS

         Diversified provides a comprehensive range of administration services to self-funded benefit plans, insurance companies, provider-based organizations and other benefit management organizations.

Diversified provides complete benefit plan review, design and administration services to administer comprehensive employee benefit programs and risk management activities. Diversified currently administers over 300 self-funded benefit plans, two fully insured plans and over 50 risk management plans with clients ranging from 50 to 4,000 employees. Current total covered lives exceed 100,000 members located in 49 states. Student Accident policies cover an additional 200,000 participants.

         Products and Services. Diversified's services include placement of insurance products, design of benefit programs, composition of plan documents and summary plan descriptions, employee enrollment and orientation services, claim processing and payment reporting, total plan or policy reporting, collection and disbursement of premiums, fees and commissions. Diversified also manages and interacts with auxiliary service providers such as utilization review firms, prescription drug firms, employee assistance programs, subrogation recovery firms, PPOs and other related entities on behalf of its clients. Other services provided include COBRA continuation, portability certification, Internal Revenue Service and Department of Labor reporting, Section 125/129 programs and medical savings account plans.

         Diversified also maintains and manages the relationships and interfaces with insurance carriers who provide risk taking products for Diversified's clients. Diversified files claims with carriers on behalf of clients in many lines of coverage including specific and aggregate stop loss, life and accidental death, disability income and insured medical, dental and vision products.

         In 1996, Diversified entered into a joint venture arrangement with The Initial Group, a Knoxville, Tennessee provider-owned PPO. St. Mary's Health System and Baptist Health System of Knoxville, both of whom are clients of Diversified, own The Initial Group. The Initial Group contracts with hospitals and doctors in an eight-county area of Northeastern Tennessee. Diversified and the Initial Group formed the joint venture, known as East Tennessee Administrative Services ("ETAS"), to develop and market in Knoxville, Tennessee and surrounding areas both self-funded programs and a fully-insured managed care program underwritten by an insurance company. Diversified and The Initial Group each own 50% of the joint venture and share equally in revenues and expenses. ETAS introduced a fully-insured product, the Initial Advantage, in July 1997. This product is designed for small and medium sized employer groups in eastern Tennessee. Diversified recently received notice from the insurance company underwriting these products that it is terminating Diversified in September 1999. Revenue from this product in 1998 was approximately $114,000. Management believes that other related customers of Diversified may also terminate their agreement with Diversified.

         In November 1998, Diversified acquired certain assets located in Harrisburg, Pennsylvania, and opened a TPA office in Harrisburg. Harrisburg is important to attracting potential new TPA clients on the East Coast. This new office also administers Taft-Hartley plans and a fully-insured student accident plan, which are new markets for Diversified.

         Marketing. Diversified markets its products and services directly through in-house personnel and through a national network of licensed/approved brokers. Over 95% of new revenues are generated through relationships with existing brokers and clients.

         Diversified believes that clients select Diversified's TPA services for a variety of reasons including flexibility, data processing and claims administration system capabilities, personalized client services, competitive pricing, reputation, market presence and longevity in the industry. Diversified's TPA operations have been in existence for 17 years - significantly longer than most TPAs.

         Diversified believes that future opportunities will be concentrated in marketing risk assumption products of insurance companies and other risk-assumers such as fully-insured managed care programs and provider-based risk assumption organizations. Diversified is constantly reviewing auxiliary suppliers for quality products to supplement offerings to clients. As a TPA, Diversified currently offers auxiliary service providers to its clients in the form of 18 insurance carriers, seven utilization review firms, 36 managed care or PPO networks, two Employee Assistance Programs, nine prescription drug plans and various other services.

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

         Diversified maintains full client service offices in Canonsburg and Harrisburg, Pennsylvania, Dallas, Texas and Knoxville, Tennessee. In addition to sales and marketing, client service personnel interact with clients on an ongoing basis related to problem resolution, plan modifications and communications with other Company personnel.

         Management Information Systems and Software Systems. Effective September 30, 1996, Diversified entered into an agreement with Resource Information Management Systems ("RIMS") for the use of their most current version of software through access to the RIMS Data Center located in Naperville, Illinois. RIMS offers application software serving TPAs and claims administrators performing benefit plan administration, claims adjudication and related functions. Conversion from its former systems to the RIMS Data Center is substantially completed. Using frame relay telephone lines, each TPA location accesses the RIMS Data Center. Diversified's agreement with RIMS provides continuous access to the most current software versions as may be available and requires that RIMS ensure satisfactory response time and system support, including a disaster recovery program. In addition, Diversified, as a third-party administrator, benefits from improved functionality and productivity through the enhanced software programs. The full array of standard as well as ad hoc reporting capabilities is available to Diversified's clients and it is easier to exchange data with clients and vendors. RIMS' software includes features allowing electronic claim submission, automatic batch adjudication, PPO repricing and point-of-service plan administration and adjudication, among others, that are considered essential in today's managed care marketplace. Diversified believes that its systems are equal or superior to those offered by like size TPAs operating on a national basis.

PPO MANAGEMENT SOFTWARE, INTERNET DATA CENTER AND CLAIMS ADMINISTRATION BUSINESS

         ppoONE.com is dedicated to providing other PPOs and provider network organizations with PPO administration software, data center services and complete administration and claims outsourcing. ppoONE.com offers three types of products: (i) lease of its proprietary PPO management software referred to as IMPULSETM (Information Management Processing & UtiLization SystEm) (ii) lease of proprietary PPO management software and Internet-based data center and (iii) outsourcing of PPO claims administrative services including claims repricing, customer service and PPO data management. Target markets for ppoONE.com products are PPOs, medical provider groups, insurance carriers, third party administrators and other managed care companies offering provider networks. During the fall of 1997, ppoONE.com began servicing its first client, Business Health Companies, Inc., which the Company subsequently purchased in September 1998. In April 1998, Florida Health L.C., a state-wide Florida PPO, began outsourcing its repricing needs to ppoONE.com. Those services have since been expanded to cover complete information system outsourcing. In March 1999, ppoONE.com signed a license agreement to license its software to a large insurance conglomerate.

         At its core, ppoONE.com's PPO management and repricing software is a comprehensive PPO claims processing and customer service system based on client/server technology. The system employs an OracleTM relational database engine and state-of-the-art Microsoft Visual BasicTM user interface. IMPULSE's advanced technology allows clients to reprice claims and perform customer service functions remotely via direct dial modem or Internet access to the system. IMPULSE provides faster response times and requires fewer keystrokes than most systems therefore reducing errors while increasing efficiency. The system also has the ability to track claims status for improved customer service.

         ppoONE.com is continuing the development and improvement of its data processing systems, proprietary software and administrative services serving MedicalControl and its clients as well as software which is marketed to prospective clients. Through continuing development of its advanced, proprietary client/server software and relational database, ppoONE.com plans to strengthen and expand its current client base as well as broaden its revenue sources through entry into new markets. Although there can be no assurance that such products or services will be successfully developed, management believes that these new administrative services and products provide superior administrative services relating to healthcare management network and cost management.

         Among many other state-of-the-art features, IMPULSETM allows the electronic transmission and receipt of provider claims. ppoONE.com can receive electronic claims from facilities and physicians which reduce the costs associated with manual input of claims data. Once ppoONE.com receives the claims data electronically, certain claims can be automatically repriced without human intervention, again reducing manual input costs.

         ppoONE.com has no patents and relies on a combination of trademarks, trade secrets and copyright protection to establish and protect its proprietary technology. ppoONE.com routinely enters into confidentiality agreements with its employees and clients, however, there can be no assurance that the legal protections and precautions taken will be adequate to prevent misappropriation of ppoONE.com's technology. In addition, these protections and precautions do not prevent independent third party development of competitive technology.

         During 1998 and 1997, the Company incurred approximately $243,000 and $286,000 of software development costs, respectively, all of which were expensed as incurred.

OTHER SERVICES

         The Company also provided large healthcare claims negotiation services for clients who incur out-of-network hospital claims through a subsidiary called Genesis/ValueCheck, Inc. ("G/VC"). Discounts achieved by G/VC vary depending on the size of the claim, the nature of the services, the specific facility and other factors. The Company achieved the savings or complete removal of certain charges based upon nurse reviews for medical necessity and appropriateness, comparison and negotiation based on the Company's database of usual and customary charges and other factors. G/VC may also negotiate a prompt pay discount with the provider. Company-developed software provides G/VC with data regarding reasonable and customary rates for use in negotiating discounts on bills from out-of-network providers. The Company intends to outsource this business beginning in the spring of 1999. This outsourced product will be sold to clients of MedicalControl and Diversified.

CUSTOMERS

         For the fiscal years ended December 31, 1998, 1997 and 1996, two customers, American Airlines, Inc., and the National Rural Electric Cooperative Association, in the aggregate, accounted for approximately 13%, 18%, and 17%, respectively, of the consolidated net revenues of the Company.

Individually, each of the foregoing major customers of the Company accounted for the following respective approximate percentages of the consolidated net revenues of the Company for the fiscal years ended December 31, 1998, 1997 and 1996: American Airlines, Inc., 4%, 9% and 9%, and the National Rural Electric Cooperative Association, 9%, 9% and 8%. Based on current services provided to American Airlines, the Company expects the revenues of American Airlines to decrease further during 1999.

         The loss of any principal customers could have a material adverse effect on the Company and its business. No customer accounted for as much as 10% of the Company's consolidated net revenues for the fiscal years ended December 31, 1998 and 1997.

         Clients representing approximately $700,000 of 1998 revenues have terminated or amended their contracts with the Company during 1998 and the first two months of 1999. Certain PPO clients also changed from a percentage of savings fee arrangement to a PEPM fee arrangement, representing a loss of approximately $658,000 of 1998 revenues. In addition, Diversified's revenues relating to its fully-insured product may cease. Revenues from that product in 1998 were $114,000. Management believes that the Company will be able to replace this revenue loss in 1999 by increased penetration of other current clients, new PPO and TPA business development, marketing of its PPO management and repricing services business and new utilization review and case management business as well as through potential acquisitions.

COMPETITION

         The Company competes with national and local organizations that have developed PPOs, TPAs, Utilization Review and Case Management companies as well as with HMOs and insurance carriers. The industry is highly competitive and significant consolidation has occurred within the industry, creating stronger competitors. The Company's managed care division also faces competition from hospitals, healthcare facilities and other healthcare providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of healthcare services. Large employer groups have demanded a variety of healthcare options, such as traditional indemnity insurance, HMOs, point-of-service plans and PPOs, offered either through self-funding or third parties. The Company competes with providers of all of these products, many of which have substantially greater financial resources than the Company. The Company believes that a limited number of companies provide all of the services offered by the Company within the geographic areas in which the Company presently operates. The Company's managed care subsidiary may encounter competition from companies with broader networks, narrower networks (which allow for greater cost control and lower prices), greater market share or more established marketplace name or reputation. These competitive factors could adversely affect the Company's financial results. The current competitive markets may also limit the Company's ability to price its products at levels the Company believes are appropriate.

         There are nearly 100 million lives enrolled in indemnity and PPO plans in the United States today, and 95% of those covered lives are required to comply with utilization review procedures as defined in their benefit plan. This mature market is dominated by a handful of national firms that together control about 40% of the market. The remaining market is fragmented among a variety of smaller competitors. Most of the larger national firms have built products for the high-end Fortune 500 company market, and product design tends to feature a great deal of customization, product enhancements, ad hoc reporting capabilities, and corresponding premium pricing at or above $1.50 PEPM. Smaller vendors fall into several categories including software vendors, disease and demand management specialty boutiques who have entered the utilization review business, and turn-key consultants. Few vendors, large or small, offer both Utilization Management and PPO provider discounts, the two managed care tools necessary to effectively manage both the utilization of health care and the unit cost of services rendered. ValueCheck, when integrated with the MedicalControl PPO network offering, addresses both critical components of the cost of health care. The integration of both services in one location, with one toll-free number for members and providers, offers seamless delivery, a key advantage in a market that seeks administrative ease of doing business and one-stop shopping. ValueCheck was not designed to be all-things-to-all-buyers. Rather, ValueCheck's target markets are TPAs, Taft-Hartley plans, associations, and select self-insured employers who value customer service, and early identification of high dollar claims - all at a price that is generally 40% or more below market pricing.

         The Company's TPA subsidiary may encounter competition from larger TPAs with greater resources and regional TPAs with greater market penetration. The Company will be subject to significant competition in any new geographic areas it may enter.

         PPOs and other network managers obtain network management and claims repricing software or services through a variety of means including internally-developed, proprietary systems, use of claims adjudication systems through specific modules designed for such purpose, as well as through a few vendors selling PPO claims outsourcing services or software. Management believes there is no competitive software developed exclusively for PPOs with all of the advanced features, functionality or productivity tools of the IMPULSETM system. Continuous investments and improvements will be required to retain this competitive advantage. There can be no assurance that such competitive advantage will be maintained.

GOVERNMENT REGULATION AND LEGISLATION

         Since 1993, many competing proposals introduced in Congress and various state legislatures have called for general healthcare market reforms aimed at increasing access and availability of group health insurance and to require that all businesses offer health insurance coverage to their employees. It is uncertain what additional healthcare reform legislation will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. At both the federal and state level, there is also growing interest in legislation to regulate how managed care companies interact with providers and health plan members. Such proposed legislation is primarily aimed at the practices of HMOs but could effect the operations expense structure of PPOs as well. The Company cannot predict what effect federal or state healthcare legislation or private sector initiatives will have on its PPO or TPA operations. There can be no assurance that future health care reforms or PPO regulations will not be adopted which would have a material adverse effect on the Company.

         The Employee Retirement Income Security Act of 1974 ("ERISA"), governing employee benefit plans, among other mandates, permitted employers to self-insure their health insurance by acting as a quasi-insurer. Employers viewed the ability to underwrite their own health claims as a result of ERISA as an opportunity to better control health costs. Regulation of such self-insured benefit plans falls under the auspices of the United States Department of Labor, which has strict, enforceable guidelines relative to the operation of TPAs in the administration of such plans. In addition, TPAs and utilization review and case management businesses are subject to licensing and regulation on the state level. Typically, the only state requirements for TPA are a completed application, errors and omissions coverage and proof of a fidelity bond in the amount of $500,000. Diversified is licensed as a TPA in the states of Texas, Pennsylvania, Tennessee, California, Illinois, Kentucky, West Virginia and New Mexico and has filed for ERISA exemptions where required. ValueCheck's license in Texas is pending and expected to be completed soon. Many states merely require accreditation. ValueCheck has applied for accreditation.

EMPLOYEES

         As of December 31, 1998, the Company and its wholly owned subsidiaries had 233 full-time employees and 12 part-time employees. The Company believes that it has a good relationship with its employees. None of the Company's employees are covered by collective bargaining agreements.

RISK FACTORS

         This report contains forward-looking statements which involve risks and uncertainties. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Form 10-KSB.

RECENT REVENUE DECLINE

         Exclusive of revenues associated with BHC, the Company experienced a 16% decline in its PPO revenues for the year ended December 31, 1998, as compared to the prior year. We cannot assure you that revenue will not further decline or that profitable operations can be sustained on a quarterly or annual basis in the future.

INTEGRATION OF ACQUIRED OPERATIONS

         The Company, through MedicalControl, a wholly owned subsidiary, completed the acquisition of BHC in September 1998. As a result of this acquisition, BHC became an indirect, wholly owned subsidiary of the Company, and the Company began the integration of the operations and management of BHC into the Company's existing business. We expect to continue the integration of marketing, client services and related support activities of BHC into our operations throughout fiscal 1999. We may not be able to complete this integration successfully. The operating history of BHC on a stand-alone basis cannot necessarily be regarded as indicative of our prospects on a consolidated basis. Accordingly, we cannot assure you that the Company and BHC will achieve the growth in revenues or sustain revenues at a level consistent with the historical results achieved by the Company and BHC on a stand-alone basis.

DEPENDENCE ON KEY CLIENTS

         The Company has contracts with several key clients, which account for a substantial portion of its total revenues. The Company's two largest clients, in the aggregate, accounted for approximately 13%, 18% and 17%, respectively, of the Company's net revenues for the fiscal years ended December 31, 1998, 1997 and 1996. The loss of any principal customer could have a material adverse effect on the operating results of the Company. Subject to anticipated fluctuations in the relative contribution of each of these clients, we expect that the combined volume of these clients as a percentage of revenues through 1999 will be comparable with prior periods. Although we cannot assure you for certain, we do not expect the net results of the change in volumes of these clients to have a material effect on our results from operation.

COMPETITION

         We compete with national, regional and local organizations who have developed PPOs and TPAs as well as with major insurance carriers. The industry is highly competitive and significant consolidation has occurred within the industry, creating stronger competitors. The current competitive environment may limit our ability to price our products at levels we believe are appropriate. The Company's managed care subsidiaries also face competition from hospitals, healthcare facilities and other healthcare providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of healthcare services. Large employer groups have demanded a variety of healthcare options, such as traditional indemnity insurance, health maintenance organizations ("HMOs"), point-of-service plans and PPOs, offered either through self-funding or third parties. We compete with providers of all of these products, many of which have substantially greater financial resources than we do. We believe that a limited number of companies provide all of the services offered by us within the geographic areas in which we presently operate. The Company's managed care subsidiaries may encounter competition from companies with broader networks, narrower networks (which allow for greater cost control and lower prices), greater market share or more established marketplace name or reputation. These competitive factors could adversely affect the Company's financial results. The Company's TPA subsidiary may encounter competition from larger TPAs with greater resources and regional TPAs with greater market penetration. All subsidiaries of the Company will be subject to significant competition in any new geographic areas they may enter.

         "Indemnity insurance" is the "traditional" insurance plan that pays specific benefits to an insured individual to reimburse them for a portion of the cost of medical care. Reimbursement for medical care in this situation is based on the providers' regular charges to the public and the insureds are not limited with regard to choice of providers. HMOs are managed healthcare plans that require their members, with the exception of certain medical emergency situations, to use the services of specific designated physicians, hospitals or other providers for their healthcare needs. Restriction of access to a limited number of providers allows the HMO to control the utilization of services and resources in the delivery of care. One method used by HMOs to reward providers with cost-effective management of care is through "capitation." "Capitation" is a provider payment method that reimburses each provider a fixed monthly fee per member per month for the total cost of all care for enrolled patients regardless of use. "Point of service" plans offer an individual the choice of seeking services from a participating provider or any other provider of their choice each time services are rendered. Patients who choose a participating provider to provide healthcare services will receive a higher level of reimbursement than patients choosing a non-participating provider. "Preferred provider organizations", including our PPO subsidiary, offer employers and healthcare purchasers access to a broad network of facilities and physicians who have agreed, by contract, to provide services at a fixed rate or at discounted rates from their standard fees. In such PPO arrangements, the cost of care is borne by the self-insured employer or benefit plan and not the PPO.

         The major competitors of the Company vary depending on the product or services or the market served by the Company on behalf of its particular clients. In general, the Company typically encounters competition from large insurance companies, national and local TPAs, national, regional and local PPOs and Blue Cross plans when the Company solicits new clients for business.

GOVERNMENT REGULATION AND HEALTHCARE REFORM

         PPOs are currently not highly regulated. Since 1993, many competing proposals have been introduced in Congress and various state legislatures have called for general healthcare market reforms to insure access to quality healthcare services. These reforms relate to certain "patient rights," network or healthcare quality and the measurement and reporting of certain quality indicators. These reforms could have a negative impact on limiting certain practices, introducing new liability exposures and increasing cost as a result of required quality measures or reporting. We cannot predict what additional healthcare reform legislation, if any, will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. We cannot predict if proposals calling for broad insurance market reform will be reintroduced in Congress or in any state legislature in the future, or if any such proposals may be enacted. At both the federal and state levels, interest is growing in legislation to regulate how managed care companies interact with providers and health plan members. We cannot predict what effect federal or state healthcare legislation or private sector initiatives will have on our PPO or TPA operations, although we believe we may benefit from some proposals that favor the growth of managed care. We cannot assure you that future healthcare reforms or PPO regulations will not be adopted which would have a material adverse effect on us.

         ERISA, governing employee benefit plans, permitted employers, among other mandates, to self-insure their health insurance by acting as a quasi-insurer. The courts are narrowing the application of ERISA, which limits its protections for our TPA subsidiary. Employers viewed the ability to underwrite their own health claims as a result of ERISA as an opportunity to better control healthcare costs. The United States Department of Labor regulates TPAs and has adopted strict, enforceable guidelines for the operation of TPAs. In addition, TPAs are subject to licensing and regulation on the state level. Typically, the only state requirements are a completed application and proof of a fidelity bond in the amount of $500,000. The Company's wholly owned subsidiary, Diversified is licensed as a TPA in the states of Texas, Pennsylvania, Tennessee, California, Illinois, Kentucky, West Virginia and New Mexico and has filed for ERISA exemptions where required.

         We anticipate that federal and state legislatures will continue to review and consider alternative healthcare solutions and payment methods. We are unable to determine to what extent PPOs and TPAs will be subject to any managed care initiatives of the federal and state governments or private sector initiatives, as there is increasing emphasis on market-driven modifications. Also, we are unable to determine the favorable or unfavorable impact, if any, such initiatives would have on our operations.

DEPENDENCE ON HEALTHCARE PROVIDERS

         The Company's PPO profitability and long-range business plans are dependent upon attracting and retaining qualified physicians, hospitals and other healthcare providers under contract and preferred pricing terms which permit the Company to compete with other managed care companies and insurance companies on favorable terms. We believe there is increasing competition from HMOs, PPOs and other healthcare plans for physicians, hospitals and other healthcare providers. We cannot assure you that we will be successful in maintaining existing relationships or attracting necessary healthcare providers.

CANCELLATION RIGHTS ON CONTRACTS

         Although the Company generally enters into written contracts with its clients, the majority of such contracts, including the contracts with the Company's major clients, permit cancellation upon 30 to 90 days' notice. Additionally, the Company's contracts with its clients do not require minimum payments or minimum levels of services. The exercise of these cancellation rights or a significant reduction in the volume of services by the Company's largest clients or by a number of the Company's other clients could have a material adverse effect on the Company. See "Risk Factors - Dependence on Key Clients." Clients representing approximately $3,000,000 of 1996 and 1997 revenues and $700,000 of 1998 revenues have terminated their contracts with the Company during 1997 and 1998. In addition, certain clients in 1998 have converted to a different fee arrangement resulting in a loss of approximately $658,000 of 1998 revenues. We believe that we will be able to replace this revenue through increased penetration of current clients, new PPO and TPA business development in 1998 and marketing of our repricing and administrative services business and external growth. We cannot assure you that we will maintain our current client relationships or that our clients will not decrease their volume or change their fee structure.

POSSIBLE DELISTING OF COMMON STOCK ON THE NASDAQ NATIONAL MARKET

         In November 1998, the Company received notification from The Nasdaq National Market that the Company did not have the minimum net tangible assets required for listed companies. As of December 31, 1998, the Company's net tangible assets were approximately $114,000 and The Nasdaq National Market's minimum requirement for listed companies is at least $4 million in net tangible assets. The Company filed a proposal with The Nasdaq National Market that, if successful, would cause the Company to comply with The Nasdaq National Market's listing criteria. The Nasdaq National Market initially rejected the Company's plan. The Company met with a panel from The Nasdaq National Market on March 25, 1999, to appeal this decision.

         If the Company's Common Stock is no longer traded on The Nasdaq National Market, the Company intends to apply for listing its Common Stock on the American Stock Exchange or on a regional exchange, such as the Boston Stock Exchange. If the Company's Common Stock is not approved for listing on The American Stock Exchange or a regional exchange, trading, if any, on the Company's Common Stock would be conducted in the over-the-counter market in the "pink sheets" or the electronic bulletin board administered by the National Association of Securities Dealers, Inc. In such an event, the market price of the Company's Common Stock may be adversely impacted. As a result, an investor may find it difficult to dispose of or obtain accurate quotations as to the market value of the Company's Common Stock.

DEPENDENCE ON COMPANY'S SENIOR MANAGEMENT

         The Company's success depends to a significant extent upon J. Ward Hunt, President and Chief Executive Officer, and Robert O. Brooks, Executive Vice President and Chief Operating Officer. Neither Mr. Hunt nor Mr. Brooks is currently subject to an employment agreement and we cannot assure you that either of them will remain our employees in the future. The loss of Mr. Hunt's or Mr. Brooks' services could have a material adverse effect on us. We do not carry key man life insurance on the life of Mr. Hunt or Mr. Brooks. We believe that our future success will also depend on our ability to continue to attract and retain key employees. Competition for qualified personnel in our industry is intense.

MANAGEMENT INFORMATION SYSTEMS; PROPRIETARY TECHNOLOGY

         Our management information systems are critical to our operations because the information from our information systems allow us to negotiate price discounts for provider services, monitor network utilization and perform other client services. In addition, these systems are critical to the timely, efficient processing and/or review of provider claims. We rely on a combination of trade secrets and copyright protections to establish and protect our proprietary rights to these information systems. We cannot assure you, however, that the legal protections and the precautions taken by us will be adequate to prevent misappropriation of our technology. In addition, these protections and precautions will not prevent development by independent third parties of competitive technology or products, and some companies have already developed products which, to some extent, perform functions similar to those performed by our information systems.

RELIANCE ON DATA PROCESSING AND YEAR 2000 COMPLIANCE

         Certain aspects of our business are dependent upon our ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors or other computer problems could have a material adverse effect on our business.

         We recognize the need to ensure that our operations will not be adversely impacted by Year 2000 software failures. Accordingly, we have been evaluating the impact of the Year 2000 on our services offerings as well as our internal systems and hardware. Relative to our services offerings, all current versions of our products are designed to be "Year 2000" compliant. Accordingly, we do not currently believe that the effects of any Year 2000 non-compliance in our installed services offerings will result in any material adverse impact on our business or financial condition. As to our own internal software systems and hardware, we have identified and are currently reviewing all key applications and systems. We believe there is no significant exposure to us related to the Year 2000 issue.

         We cannot assure you that the Company will not be exposed to potential claims resulting from system problems associated with the century change. In addition, we cannot know for certain that unknown issues will not arise or that any costs will not exceed current. Any difficulties in reviewing claims in a timely manner may adversely affect the Company's ability to attract and retain clients and/or healthcare providers and may also adversely affect the Company's ability to monitor its financial and operational performance. Further, we cannot know for certain our providers, customers and vendors are Year 2000 compliant and the effect of such non-compliance on the Company.

CONTROL OF THE COMPANY

         Currently, The Answer Partnership, Ltd. owns 2,640,000 shares, or 64%, of the Company's Common Stock. As a result, The Answer Partnership, Ltd. in essence elects the entire Board of Directors of the Company and controls the direction and operations of the Company. J. Ward Hunt, President of the Company, controls The Answer Partnership, Ltd. due to his position as its managing partner.

CONFLICTS OF INTEREST

         The Company is a party to a loan arrangement with Mr. Hunt, the Company's Chairman of the Board, principal shareholder, President and Chief Executive Officer. From time to time during the term and course of such arrangement, the officers and directors of the Company may be faced with potential conflicts of interest between the Company and Mr. Hunt. The officers and directors of the Company are limited only by their fiduciary duty under Delaware law to conduct themselves in a manner that is fair to the shareholders of the Company, the requirements under Delaware law of disclosure to the Board of Directors of transactions that involve interested director(s) and approval by a majority of the disinterested directors, and disclosure of interested transactions to shareholders (for transactions that require shareholder approval) and approval by a majority of the disinterested shareholders (for transactions that require shareholder approval). Management undertakes to abide by Delaware law and its fiduciary duty of fairness to shareholders if faced with conflicts in this ongoing relationship with Mr. Hunt. We have established no other guidelines or procedures for resolving potential conflicts. Failure by management to resolve conflicts of interest in favor of the Company may have a materially adverse affect on the Company.

POSSIBLE ANTI-TAKEOVER EFFECTS OF CERTAIN CERTIFICATE OF INCORPORATION AND BYLAW PROVISIONS

         The Company's Certificate of Incorporation and Bylaws contain provisions that may discourage acquisition bids for the Company. The Company has substantial authorized but unissued capital stock available for issuance. The Company's Certificate of Incorporation contains provisions which authorize the Board of Directors, without the consent of stockholders, to issue additional shares of Common Stock and issue shares of Preferred Stock in series, including establishment of the rights, powers and preferences, including voting rights, of holders of the Preferred Stock, and grant authority to the Board to amend the Company's Bylaws. Additionally, the Company's Bylaws empower the Board to increase or decrease the number of directors, subject to certain limitations, and specify that directors will generally hold office until the next annual meeting of stockholders. These provisions may have the effect, either alone or in combination with each other, of (i) limiting the price that certain investors might be willing to pay in the future for the Common Stock, (ii) delaying, deferring or otherwise discouraging an acquisition or change in control of the Company deemed undesirable by the Board of Directors or (iii) adversely affecting the voting power of stockholders who own Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

         In August 1996, the Company signed a ten-year lease for 8,000 square feet for its TPA operations in Dallas. In January 1997, the Company exercised an option to lease an additional 20,200 square feet in the same building complex for its executive offices and PPO operations. The total monthly rental was approximately $20,800. In connection with the Company's relocation of its corporate offices and operations for its PPO in January 1997, management secured a purchase option on their new office facility. During September 1997, the Company sold this option to a third party for $910,000 cash, who subsequently exercised the option. Concurrent with the sale, the Company executed a ten-year lease extension at a fixed monthly rental of approximately $26,500.

         The Company also leases approximately 5,000 square feet in Canonsburg, Pennsylvania at a monthly rent of approximately $2,750 plus all maintenance and repairs. The Company owns a 9,100 square foot building in Canonsburg, Pennsylvania with an outstanding mortgage in the principal amount of approximately $250,000 and monthly principal payments of approximately $2,100. The Company leases approximately 400 square feet in Knoxville, Tennessee and 5,000 square feet in Houston, Texas.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq National Market under the symbol "MDCL." The following table sets forth the high and low bid prices of the Common Stock for the last two fiscal years as reported to the Company by the National Association of Securities Dealers, Inc.:


 Quarter Ended                                  High Bid          Low Bid
 -------------                                  --------          -------
March 31, 1998                                   6                5 1/8
June 30, 1998                                    5 3/4            5 1/8
September 30, 1998                               7 1/2            3 3/4
December 31, 1998                                8 5/8            5 3/8

March 31, 1997                                   5 5/8            5
June 30, 1997                                    5 1/4            3 1/2
September 30, 1997                               5 7/8            3 1/4
December 31, 1997                                5 5/8            5 1/4

         The over-the-counter quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         (b) As of March 21, 1999, there were approximately 800 record and beneficial holders of the Company's Common Stock.

         (c) The Company has not paid cash dividends on its Common Stock in the last two years and in any subsequent interim period. The Company's bank agreement with its senior lender prohibits the payment of dividends.

         (d) In September 1998, the Company in a private transaction acquired all of the outstanding stock of BHC. The Company paid to the three former stockholders of BHC consideration consisting of cash, 270,900 shares of the Company's Common Stock and convertible promissory notes in the aggregate principal amount of $1,000,000 convertible into shares of the Company's Common Stock at the conversion rate of $5.25 per share. The Company relied on the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FISCAL YEAR ENDED DECEMBER 31, 1998, COMPARED TO DECEMBER 31, 1997

         Total revenues for the year ended December 31, 1998, were $14.6 million, $300,000 (2%) higher than the $14.3 million reported in 1997. Excluding revenues generated by BHC which was purchased effective September 1998, revenues declined by approximately $600,000. This net decrease resulted from reduced PPO revenues of approximately $1.4 million (primarily due to client turnover, reduced revenues from existing clients caused by conversion to capitated fee arrangements and fluctuations in the relative mix of hospital versus physician claims volumes), offset by increased TPA revenues of approximately $800,000 (primarily derived from claims administration fees on incremental covered lives and twelve months of revenues from a new fully-insured product introduced during
1997). Diversified has received notice that it is being terminated from its fully insured products as of September 1999. Revenue from this product in 1998 was approximately $114,000. Management believes that other related customers of Diversified may also terminate their agreement with Diversified during 1999 as a result.

         The Company has experienced declining PPO revenues in recent periods. This decline is largely attributable to industry-wide trends associated with PPO access service fees migrating towards less profitable capitated rates and client turnover driven by consolidations and mergers of large clients and client benefit plans typically beyond the control of management. Medical Control derived 67% of its PPO revenues from percentage of savings business in 1998 versus 72% in 1997. Management believes this trend can be reversed through increased market penetration with current PPO clients, new PPO and TPA business development, marketing of its PPO management and repricing business.

         For the year ended December 31, 1998, the Company generated a net loss of $1.2 million ($.30 per share) versus net income of $289,000 ($.07 per share) in 1997. Operating results for 1998 were in part adversely impacted by post acquisition charges associated with the BHC acquisition more fully discussed below. Included in the 1998 operating results is approximately $127,000 of net income generated by BHC. Included in the prior year's operating results were approximately $285,000 of non-recurring costs associated with the Company's relocation of its principal operations and corporate offices, the implementation of a new claims processing system for its subsidiary, certain separation costs associated with a former employee, and accelerated software development cost amortization. Exclusive of these prior year nonrecurring costs, and the impact of BHC net income and the post acquisition charges included in 1998 operating results, net income declined approximately $1.5 million between periods. This decline was due primarily to reduced PPO revenues and increases in personnel costs and operating expenses more fully discussed below.

         Salaries and wages increased 22% between years, to $9.3 million in 1998 from $7.7 million in 1997. Exclusive of personnel costs associated with BHC operations, salaries and wages increased approximately $1.3 million. Of this amount, approximately $345,000 was attributable to merit increases and the recruitment and retention of key management personnel effective between periods, approximately $821,000 was attributable to incremental new staffing requirements in both the PPO and TPA operations, and $120,000 related to temporary labor costs associated with year-end backlog and systems conversion efforts in the TPA operations.

         Other operating expenses were $5.7 million for 1998, $262,000 (4%) higher than in 1997. Exclusive of approximately $228,000 of operating expenses associated with BHC operations and $253,000 of non-recurring charges included in 1997 operating results associated with the Company's relocation and systems conversion costs, other operating expenses increased approximately $287,000 between periods. This increase was due primarily to incremental access fees paid to affiliate PPO networks, increased telephone expenses associated with higher customer service call volumes, and increased postage costs due to increased claims volumes.

         Depreciation and amortization expense decreased to approximately $826,000 in 1998 from $885,000 in 1997, or 7% for the year. This decrease resulted from the reduction in capitalized software development cost amortization due to such remaining costs being written off during the third quarter, offset by increased amortization expense associated with intangible assets recorded in conjunction with the BHC acquisition. See discussion of post acquisition charges below for further information.

         In connection with the BHC acquisition discussed above, the Company recognized certain post acquisition charges of approximately $648,000. These charges consisted of a $483,000 write-off of certain historically capitalized software development costs, $125,000 of special management bonuses related to the acquisition, and $40,000 of severance related costs. Due to the Company's requirement to consolidate database administration, network access, and like product offerings of the separate entities, certain existing capitalized information management applications of the Company no longer had an economic value. The Company has and continues to develop new database and network administration applications to accommodate combined product offerings of the consolidated entity and such development costs are being expensed as incurred.

         Other income and expense decreased to income of approximately $94,000 from $120,000 for the years ended December 31, 1998 and 1997, respectively. This decrease resulted primarily from incremental interest expense on acquisition notes payable to fund the BHC acquisition.

 (2)  LIQUIDITY AND CAPITAL REQUIREMENTS

         The Company had net working capital of approximately $253,000 at December 31, 1998, compared to $2,583,000 at December 31, 1997. Unrestricted cash and cash equivalents were approximately $1,113,000 at December 31, 1998, compared to $2,032,000 at December 31, 1997. Cash provided by operations during 1998 was approximately $197,000 as compared to $923,000 during 1997. This decrease is primarily due to cash used as purchase consideration for the BHC acquisition, a reduction in PPO revenue, increased personnel costs, increased current obligations from the purchase of BHC, and the timing of third party insurance premium payments, offset by increased collections of accounts receivable.

         Capital expenditures for the purchase of tangible property and equipment were approximately $388,000 for the twelve months ended December 31, 1998. These expenditures were primarily for data processing equipment for the Company's PPO and TPA operations. During 1998, the Company also acquired certain other data processing equipment totaling approximately $70,000, which were financed under terms of an operating lease.

         In connection with the 1994 acquisition of Diversified, the Company incurred certain acquisition note obligations. The final $100,000 of these obligations, subject to an option to convert this note into 25,000 shares of common stock, was due on June 30, 1998. At maturity, $40,000 of this obligation was converted to Company stock with the remaining $60,000 being paid in cash.

         In connection with the separation agreement with a former employee, the Company is required to make eight quarterly installments of $13,750, plus interest at 8%, which began on September 30, 1997. Three installments were made during 1998, with a fourth payment being made immediately subsequent to year-end. Two quarterly payments remain to be made in 1999.

         Effective September 1, 1998, the Company purchased BHC for approximately $4,500,000. The purchase consideration consisted of $500,000 cash, a $1,600,000 term note with a bank, an aggregate of $1,000,000 in convertible notes from the previous shareholders of BHC, and common stock of the Company valued at approximately $1,400,000. The bank note bears interest at the bank's prime rate plus 1% (8.75% at December 31, 1998) and is payable in sixty monthly principal installments plus interest through October 2003. The convertible seller notes bear interest at 8.5% and are payable in quarterly principal installments of $50,000 plus interest through October 2003. The notes are convertible into common stock of the Company at any time, in $25,000 increments, at a conversion rate of $5.25 per share.

         At December 31, 1998, the Company had $325,000 of outstanding borrowings under its line of credit arrangement. In conjunction with the bank financing above, the Company's existing $1,000,000 line of credit was terminated and a new revolving credit facility was obtained. This credit facility, secured by accounts receivable, allows for maximum borrowings of $500,000 and bears interest at the bank's prime rate plus 1% (8.75% at December 31, 1998). Availability under this credit facility was $175,000 at December 31, 1998. As of December 31, 1998, the Company was not in compliance with certain debt covenants and, in March 1999, it restructured these covenants and certain other terms of the bank agreement and received the necessary waivers. Under the revised terms of the bank agreement, the Company is required to make principal reductions in the amount of $200,000 on March 31, 1999 and $350,000 on or before August 1, 1999. The revised term note includes certain revised financial covenants, including minimum cash flow, stockholders' equity and working capital requirements, and is secured by a pledge of certain shares of the Company's wholly owned subsidiaries. Concurrently, maximum borrowings under the Company's revolving credit facility were reduced from

 $500,000 to $400,000. As of March 1999, the Company has no availability under its line of credit. Although there can be no assurance, the Company believes that it will be in compliance with its debt covenants through 1999. In January 1999, the Company eliminated certain positions and reduced certain expenses that resulted in approximately $70,000 in salary and other cost savings per month.

         In October 1998, the Mr. Hunt gave notice of his intent to repay his promissory note in the amount of approximately $414,000 by transferring to the Company certain of his shares of common stock of the Company. This transfer would require the consent of the Company's bank lender. Such consent was not received and the transaction was not completed.

         During the first half of 1998, the Company purchased a total of 88,000 shares of Company stock at $5.13 per share under terms of a stock repurchase agreement announced during January 1997. The purchases were financed with advances under this credit facility.

         Management believes that cash flows from operations and cash on hand will be sufficient to fund liquidity needs and capital requirements in 1999.

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

         The Company began a formal program in 1998 to evaluate, assess and make the needed changes to its core information technology ("IT") systems and applications to comply with Year 2000 issues. Management has completed its review of all essential IT systems and believes that they are Year 2000 compliant. The Company's primary IT systems and applications have been developed and placed into production within the past eighteen to twenty-four months. Accordingly, such systems and applications were developed employing contemporary software tools to be Year 2000 compliant from their initial design phase. Management is continuing to inventory and evaluate all non-essential software programs and hardware used in the Company's business. Management expects this process to be complete by September 30, 1999. Non-compliant systems are being replaced, modified, or outsourced as they are reviewed. The Company has communicated, and will continue to communicate, with its suppliers, financial institutions and others with which it does business to monitor and evaluate Year 2000 conversion progress.

         With regard to non-IT systems, such as general office security systems and phone systems, the Company is currently evaluating the compliance of such systems. Systems that are not compliant, if any, will be remediated, upgraded or replaced by September 30, 1999. Management anticipates that expenditures related to these activities will not exceed $20,000.

         Direct expenditures associated with Year 2000 issues, excluding costs associated with the development of the underlying core IT systems, have been immaterial to date and have been funded through the Company's normal IT operations budget.

         The Company has had each of its departments or divisions develop basic contingency plans to restore the material functions of each of its material systems or activities in the case of a Year 2000 related failure. The contingency plans cover all material levels of activity within each business location. The Company plans to continually refine these plans and to make them more comprehensive, as more information becomes available from testing and third party suppliers.

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

ITEM 7. FINANCIAL STATEMENTS.

MEDICALCONTROL, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

HISTORICAL FINANCIAL STATEMENTS


         MedicalControl, Inc. and Subsidiaries                                                                     Page
                                                                                                                   ----
  Report of Independent Public Accountants......................................................................   F-1
  Consolidated Balance Sheets as of December 31, 1998 and 1997  ................................................   F-2
  Consolidated Statements of Operations for the years ended December 31, 1998 and 1997..........................   F-3
  Consolidated Statements of Changes in Stockholders' Equity for the years
     ended December 31, 1998 and 1997...........................................................................   F-4
  Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997..........................   F-5
  Notes to Consolidated Financial Statements....................................................................   F-6

The Financial Statements are located after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1998, the end of the year covered by this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1998, the end of the year covered by this Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1998, the end of the year covered by this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1998, the end of the year covered by this Form 10-KSB.

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

10.2 Outside Directors Stock Option Plan of MedicalControl, Inc., - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

10.3 First Amendment to the Outside Directors Stock Option Plan of MedicalControl, Inc. - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

10.4 Amendment to the Outside Directors Stock Option Plan of MedicalControl, Inc. dated August 20, 1996 - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

10.7 Amendment to Qualified Employee Stock Purchase Plan of MedicalControl, Inc. dated as of March 18, 1997 - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.8 1993 Stock Compensation Plan of MedicalControl, Inc. - incorporated by reference to the Exhibits to Post Effective Amendment Number 1 to the Registration Statement on Form SB-2, file number 33-58334-FW, dated January 30, 1995.

10.9 Amendment to 1993 Stock Compensation Plan of MedicalControl, Inc. dated as of August 20, 1996 - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.10 Stock Purchase Agreement, dated as of June 30, 1994, between Robert H. Soleau and David C. Bramer (as Sellers) and MedicalControl, Inc., a Delaware corporation (as Purchaser) - incorporated by reference to the Current Report on Form 8-K dated August 15, 1994, file number 1-11922.

10.11 Asset Purchase Agreement, dated as of October 3, 1994, between Group Administrators, Inc., a Texas corporation (as Seller) and MedicalControl Administrators, Inc., a Texas corporation (as Purchaser) - incorporated by reference to the Current Report on Form 8-K dated October 31, 1994, file number 1-11922.

10.12 Agreement and Plan of Reorganization, dated as of November 28, 1994, between Group Administrators - San Antonio, Inc., a Texas corporation, and MedicalControl Administrators San Antonio, Inc., a Texas corporation and wholly-owned subsidiary of MedicalControl, Inc. - incorporated by reference to the Current Report on Form 8-K dated November 30, 1994, file number 1-11922.

10.13 Form of Agreement by and between the Company and each of its directors and officers - incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.14 Commercial Lease, dated March 1, 1993, by and among Diversified and David C. and Janice L. Bramer - incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.15 Letter Agreement, dated September 29, 1994, by and between Registrant and David C. Bramer - incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.16 Transfer Agreement, dated as of January 1, 1998, by and among the Registrant, MedicalControl Network Solutions, Inc., PPO Management Solutions, Inc., Genesis/ValueCheck, Inc., MedicalControl Holdings, Inc., and its direct and indirect wholly-owned subsidiaries. (All exhibits have been omitted and will be provided to the Commission upon request.) - incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.17 Stock Purchase Agreement, dated September 10, 1998, by and between MedicalControl Network Solutions, Inc., Business Health Companies, Inc., Ralph T. Smith, Donald Richard Huntington and Douglas Elden. - incorporated by reference to Registrant's Special Report on Form 8-K filed October 9, 1998.

10.18 Employment, Confidentiality and Non-Competition Agreement, dated September 25, 1998, by and among MedicalControl Network Solutions, Inc., registrant and Donald Richard Huntington

10.19 Employment, Confidentiality and Non-Competition Agreement, dated September 25, 1998, by and among MedicalControl Network Solutions, Inc., registrant and Ralph T. Smith

10.20 Loan Agreement, dated September 25, 1998, by and between the registrant and Bank One, Texas, N.A.

10.21 First Amendment to Loan Agreement, dated as of March 31, 1999, by and between Bank One, Texas N.A. and the registrant.

21       Subsidiaries of the Registrant.

23.7     Consent of Arthur Andersen LLP, independent public accountants.

27       Financial Data Schedule.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K and 8-K/A on October 9, 1998 and November 12, 1998, respectfully, relating to the BHC acquisition.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

Date: March 31, 1999                         MedicalControl, Inc.



                                             By: /s/ John Ward Hunt
                                                 ------------------------------
                                                 John Ward Hunt,
                                                 President and Chief Executive
                                                 Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Name                                            Title                                  Date
    ----                                            -----                                  ----

 /s/ John Ward Hunt                   President, Chief Executive Officer                March 31, 1999
---------------------------           and Chairman of the Board of Directors
John Ward Hunt                        (principal executive officer)


/s/ David A. Hanson                   Vice President, Finance and Accounting            March 31, 1999
---------------------------           (principal accounting officer)
David A. Hanson

                                      Director
---------------------------
Robert W. Philip

/s/ William L. Amos, Jr.              Director                                          March 31, 1999
---------------------------
William L. Amos, Jr., M.D.

/s/ D. Samuel Coats
---------------------------
D.  Samuel Coats                      Director                                          March 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of MedicalControl, Inc.:

We have audited the accompanying consolidated balance sheets of MedicalControl, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedicalControl, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




         ARTHUR ANDERSEN LLP

Dallas, Texas
March 31, 1999

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                   ASSETS
                                                                             1998          1997
                                                                        ------------   ------------
CURRENT ASSETS
       Cash and cash equivalents                                        $  1,112,653   $  2,031,550
       Restricted cash                                                       308,002      1,203,757
       Accounts receivable - trade, net of allowance
             for doubtful accounts of $119,000 and
             $135,000 in 1998 and 1997, respectively                       1,312,043      1,979,875
       Accounts receivable - premium                                         466,980        741,345
       Accounts receivable - other                                            90,671         87,099
       Income tax receivable                                                 472,691           --
       Prepaid expenses and other current assets                             227,391        276,105
       Deferred income taxes                                                 169,028        168,838
                                                                        ------------   ------------
          Total current assets                                             4,159,459      6,488,569

NOTE RECEIVABLE - OFFICER, including accrued interest                        421,175        394,654
PROPERTY AND EQUIPMENT, NET                                                1,697,698      1,661,290
GOODWILL, NET                                                              7,772,833      3,451,348
INTANGIBLE AND OTHER ASSETS, NET                                              97,991        691,563
DEFERRED TAXES                                                                85,270           --
                                                                        ------------   ------------

       TOTAL ASSETS                                                     $ 14,234,426   $ 12,687,424
                                                                        ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable - trade                                         $    916,826   $    643,249
       Accounts payable - premium                                            774,982      1,945,102
       Accrued liabilities                                                   773,749        852,095
       Income taxes payable                                                     --          291,927
       Borrowings under revolving bank line of credit                        325,000           --
       Current portion of long-term debt                                   1,115,515        173,072
                                                                        ------------   ------------
          Total current liabilities                                        3,906,072      3,905,445

NON-CURRENT LIABILITIES
       Long-term debt, net of current portion                              1,554,484        111,514
       Deferred gain on sale of option on real estate                        789,417        880,417
       Deferred income taxes                                                    --          116,489

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock - $.10 par; 4,000,000
          shares authorized, no shares issued or outstanding                    --             --
       Common stock - $.01 par: 8,000,000 shares
          authorized, 4,115,409 and 3,908,635 issued
           in 1998 and 1997, respectively                                     41,154         39,086
       Additional paid-in capital                                          6,210,002      5,231,265
       Retained earnings                                                   1,733,297      2,922,104
                                                                        ------------   ------------
                                                                           7,984,453      8,192,455

       Less: Treasury stock (83,612 shares at December 31,1997)                 --         (518,896)
                                                                        ------------   ------------
          Total stockholders' equity                                       7,984,453      7,673,559
                                                                        ------------   ------------
          TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 14,234,426   $ 12,687,424
                                                                        ============   ============

        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997




                                                               1998           1997
                                                          ------------    ------------
NET REVENUES                                              $ 14,571,673    $ 14,313,101
                                                          ------------    ------------

OPERATING EXPENSES
       Salaries and wages                                    9,302,168       7,648,757
       Other operating expenses                              5,690,897       5,429,208
       Depreciation and amortization                           825,659         884,800
       Post acquisition charges                                648,098            --
                                                          ------------    ------------

          Total operating expenses                          16,466,822      13,962,765
                                                          ------------    ------------

INCOME (LOSS) FROM OPERATIONS                               (1,895,149)        350,336
                                                          ------------    ------------

OTHER INCOME (EXPENSE)
       Interest expense                                        (56,604)        (10,704)
       Investment income                                       121,479         108,356
       Other income                                             29,391          21,923
                                                          ------------    ------------

          Total other income                                    94,266         119,575
                                                          ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                           (1,800,883)        469,911

Provision (benefit) for income taxes                          (612,076)        180,660
                                                          ------------    ------------

NET INCOME (LOSS)                                         $ (1,188,807)   $    289,251
                                                          ============    ============


Basic earnings (loss) per share                           $      (0.30)   $       0.08
                                                          ============    ============

Diluted earnings (loss) per share                         $      (0.30)   $       0.07
                                                          ============    ============

Weighted average common shares outstanding                   3,900,439       3,840,478
                                                          ============    ============

Weighted average common and dilutive shares outstanding      3,900,439       3,907,961
                                                          ============    ============


        The accompanying notes are an integral part of these statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1998 AND 1997


                                        Common Stock
                                       ---------------------     Additional                                Total
                                           Shares                 Paid-in     Retained      Treasury    Stockholders' Comprehensive
                                        Outstanding   Amount      Capital      Earnings      Stock        Equity         Income
                                       --------------------------------------------------------------------------------------------
Balance at December 31, 1996            3,873,578    $ 39,072   $ 5,224,979  $ 2,632,853  $ (268,896)  $ 7,628,008      $     --

Acquisition of treasury stock             (50,000)         --            --           --    (250,000)     (250,000)           --

Exercise of stock options                   1,445          14         6,286           --          --         6,300            --

Comprehensive income:
     Net income                                --          --            --      289,251          --       289,251       289,251
                                       ------------------------------------------------------------------------------- ============
Balance at December 31, 1997            3,825,023      39,086     5,231,265    2,922,104    (518,896)    7,673,559            --

Acquisition of treasury stock             (88,000)         --            --           --    (451,000)     (451,000)           --

Exercise of stock options                  97,486         975       424,322           --          --       425,297            --

Issuance of treasury stock upon
conversion of note payable                 10,000          --       (12,500)          --      52,500        40,000            --

Issuance of common stock in
connection with BHC acquisition           270,900       1,093       503,737           --     917,396     1,422,226            --

Tax benefit of stock option exercises          --          --        63,178           --          --        63,178            --

Comprehensive income:
     Net loss                                  --          --            --   (1,188,807)         --    (1,188,807)   (1,188,807)
                                       ----------------------------------------------------------------------------    ============
Balance at December 31, 1998            4,115,409    $ 41,154   $ 6,210,002  $ 1,733,297  $       --   $ 7,984,453
                                       ===========================================================================


        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                           1998             1997
                                                                      -------------    -------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income                                                            $  (1,188,807)   $     289,251
Adjustments to reconcile net income
to net cash provided by operations (less balances acquired)
       Depreciation and amortization                                        825,659          884,800
       Amortization of deferred gain on real estate transaction             (91,000)         (29,583)
       Post acquisition charges                                             483,097             --
       Deferred tax provision                                              (251,755)        (196,101)
       Net changes in certain assets and liabilities
             Accounts receivable - trade                                    963,372         (371,033)
             Current income taxes, net                                     (792,552)         214,763
             Prepaid expenses and other current assets                       75,888          (69,438)
             Other assets                                                    47,851             --
             Accounts payable - trade                                       159,297           65,599
             Accrued expenses                                              (427,780)         135,164
                                                                      -------------    -------------
Net cash provided by (used in) operating activities                        (196,730)         923,422
                                                                      -------------    -------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
       Purchases of property and equipment                                 (387,889)        (495,736)
       Proceeds from sale of property and equipment                            --             34,273
       Acquisition, net of cash acquired                                   (495,645)            --
       Proceeds from sale of option on real estate                             --            910,000
                                                                      -------------    -------------
Net cash provided by (used in) investing activities                        (883,534)         448,537
                                                                      -------------    -------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
       Loan to officer, including accrued interest                          (26,521)         (29,433)
       Net borrowings on revolving bank line of credit                      325,000             --
       Payments on long-term debt                                          (174,587)        (610,165)
       Proceeds from issuance of common stock                               488,475            6,300
       Acquisition of treasury stock                                       (451,000)        (250,000)
                                                                      -------------    -------------
Net cash provided by (used in) financing activities                         161,367         (883,298)
                                                                      -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (918,897)         488,661
Cash and cash equivalents at beginning of year                            2,031,550        1,542,889
                                                                      -------------    -------------
Cash and cash equivalents at end of year                              $   1,112,653    $   2,031,550
                                                                      =============    =============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                         $      56,638    $      49,253
                                                                      =============    =============
Income taxes paid                                                     $     464,774    $     162,008
                                                                      =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
       Fair value of assets acquired                                  $  (5,087,246)   $        --
       Liabilities assumed                                                  419,375             --
       Acquisition debt                                                   2,600,000             --
       Common stock issued                                                1,422,226             --
       Accrued acquisition costs                                            150,000             --
                                                                      -------------    -------------
       Cash paid for acquisition of Business Health Companies, Inc.   $    (495,645)   $        --
                                                                      =============    =============

       Restricted cash at period end date                             $     308,002    $   1,203,757
                                                                      =============    =============

        The accompanying notes are an integral part of these statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. ("Company"), a Delaware corporation, is a holding company of healthcare cost management and administrative services companies. The Company is comprised of three main subsidiaries: MedicalControl Network Solutions, Inc., providing managed care services, primarily through its preferred provider organization ("PPO") networks, Diversified Group Administrators, Inc., providing third party administration ("TPA") services, and ppoONE.com, inc., providing repricing and administrative services for PPO's and certain network healthcare providers. The Company's contracts with its customers are renewable annually and permit cancellation upon 30 to 60 days' notice.

In September 1998, the Company acquired all the outstanding shares of Business Health Companies, Inc. ("BHC"). See Note 4 for further discussion.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash equivalents consist of certificates of deposit and other highly liquid investments with original maturities of three months or less. Restricted cash represents cash collected from customers for the payment of insurance premiums and other ancillary fees to third parties.

Accounts Receivable - Trade

In the normal course of business, the Company extends unsecured credit to virtually all of its customers that are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts, which reflects its estimate of amounts that will eventually become uncollectible.

Accounts Receivable - Premium and Accounts Payable - Premium

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

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


the remaining estimated useful lives of the related assets. Maintenance, repairs and minor improvements are expensed as incurred.

Software Development Costs

Software development costs (included in intangible and other assets) consisted of outside services and incremental salaries and wages incurred to develop discrete proprietary software for internal use. These assets were being amortized over their remaining estimated useful lives (12 to 36 months). As a result of the acquisition discussed in Note 4, the Company had a requirement to consolidate database administration, network access and like product offerings of the separate entities. As a result of this requirement, the Company determined that it would not be able to recover its investment in certain capitalized software development costs over their remaining economic life, and accordingly, recognized an impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). As a result of this impairment, approximately $483,000 of remaining capitalized software costs were written off effective September 1, 1998, and are included in the post acquisition charges in the accompanying consolidated statements of operations. Maintenance and other minor updates to all of the Company's various software programs are expensed as incurred.

Goodwill

Goodwill is being amortized under the straight-line method over periods ranging from 25 - 30 years.

Long-Lived Assets

Subsequent to its initial recording, the Company periodically evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets (including property and equipment, software development costs and goodwill) may warrant revision or that the remaining balance of the assets may not be recoverable. When factors indicate these assets should be evaluated for possible impairment, the Company uses an estimate of the related operating unit's or specific asset's undiscounted future cash flows in determining whether an impairment has occurred, and the operating unit's or specific asset's fair value in measuring the impairment.

Income Taxes

Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded for temporary differences based upon enacted tax rates anticipated to be in effect when the temporary differences are expected to reverse.

Revenue Recognition

Revenue is recognized (i) at the completion of the processing of a customer's hospital or physician claim (regardless of the period in which the underlying hospital charge was incurred) for cost management services, (ii) per month based upon a fixed fee per employee in a customer's benefit plan for TPA services or PPO services or (iii) at the time commissions are earned for the placement of insurance coverage. Although no one customer accounts for greater than 10% of the Company's revenues, two customers accounted for 13% and 18% of consolidated revenues in 1998 and 1997, respectively. The loss of one of these customers could have a material effect on the Company.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average common shares and dilutive shares outstanding during the period. The impact of the dilutive common equivalent shares was 0 and 67,483 for 1998 and 1997, respectively.

In 1998 and 1997, 1,544,528 and 1,355,425 common equivalent shares were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive for the periods presented.

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

Stock Based Compensation

The Company has adopted the footnoted disclosure approach of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). The Company's pro forma disclosure can be found in Note 13 to the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 1997 financial statements to conform them to the 1998 presentation.


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in equity during the period, except those resulting from investments by and distributions to owners in a financial statement. The Company has chosen to disclose comprehensive income, which includes only net income in the consolidated statements of stockholders' equity. Prior years have been restated to conform to SFAS No. 130 requirements.

Business Segment Reporting

During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of an Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services,

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information.

The Company manages its business segments primarily on a products and services basis. The Company's reportable segments are comprised of managed care services, primarily through its preferred provider organization ("PPO"), third party administration services ("TPA"), and repricing and administrative products and services offered through its wholly-owned subsidiary, ppoONE.com ("ppoONE.com"). Other segments include large claim negotiation services and utilization review and case management services.

The accounting policies of the various business segments are the same as those described in "Summary of Significant Accounting Policies" in Note 2. The Company evaluates the performance of its business units based on segment operating profit. Segment revenues include an intercompany allocation for services performed by ppoONE.com for the PPO segment. Segment operating profit includes personnel, sales and marketing expenses and other operating expenses directly attributable to the segment and excludes certain expenses that are managed outside the segment. Costs excluded from the segment operating profit consist of corporate expenses, including income taxes, amortization expense and interest income and interest expense. Corporate expenses are comprised primarily of executive compensation, post acquisition charges and other general and administrative expenses that are separately managed. Corporate assets are not included in segment assets. Corporate assets consist primarily of cash and cash equivalents, deferred taxes, and intangible assets.

Summary information by segment as of and for the years ended December 31, 1998 and 1997, are as follows:


                                                1998             1997
                                           --------------   --------------
     PPO Segment:
     Revenues                              $    5,863,553   $    7,488,649
     Operating expenses                         5,571,360        3,990,543
                                           --------------   --------------
         Operating profit                         292,193        3,498,106

     Depreciation                                  27,423           21,539
     Segment assets                             1,825,806        2,343,721

TPA Segment:
     Revenues                              $    6,538,289   $    5,738,674
     Operating expenses                         5,915,657        5,121,187
                                           --------------   --------------
         Operating profit                         622,632          617,487

  Depreciation                             $      133,303   $       80,083
  Segment assets                                2,112,915        3,112,848

ppoONE.com Segment:
  Revenues                                 $    2,788,898    $   1,036,186
  Operating expenses                            3,409,826        2,246,307
                                           --------------    --------------
    Operating loss                               (620,928)      (1,210,121)

  Depreciation                                     91,312           51,404
  Segment assets                                  313,676          251,430

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

                                                1998             1997
                                           --------------   --------------
Other Segments:
     Revenues                              $      493,319   $      504,528
     Operating expenses                           193,129          315,573
                                           --------------   --------------
         Operating profit                         300,190          188,955

     Depreciation                                   4,093            9,834
     Segment assets                                56,950          192,116


A reconciliation of the Company's segment revenues, operating profit (loss) and segment assets to the corresponding consolidated amounts as of and for the years ended December 31, 1998 and 1997 are as follows:

                                               1998               1997
                                           --------------    --------------
Segment revenues                           $   15,684,059    $   14,768,037
Intercompany revenues                          (1,112,386)         (454,936)
                                           --------------    --------------
    Consolidated revenues                  $   14,571,673    $   14,313,101
                                           ==============    ==============

Segment operating profit                   $      594,087    $    3,094,427
Corporate expenses, net                        (2,489,236)       (2,744,091)
                                           --------------    --------------
     Consolidated operating profit (loss)  $   (1,895,149)   $      350,336
                                           ==============    ==============
Operating profit


Segment assets                             $    4,309,347    $    5,900,115
Corporate assets                                9,925,079         6,787,309
                                           --------------    --------------
     Consolidated assets                   $   14,234,426    $   12,687,424
                                           ==============    ==============




NOTE 4 - ACQUISITION

Effective September 1, 1998, a wholly owned subsidiary of the Company acquired all of the issued and outstanding common stock of Business Health Companies, Inc. ("BHC") for approximately $4,500,000 plus liabilities assumed of $264,138 and accrued acquisition costs of $150,000. BHC provides managed care services, primarily through its PPO networks within the 15-county Houston, Texas market. The purchase consideration consisted of $2,150,000 in cash, 270,900 shares of Company stock, valued at approximately $1,422,000, and an aggregate of $1,000,000 in subordinated convertible notes to the previous shareholders of BHC. The acquisition was accounted for under the purchase method of accounting. The purchase price exceeded the fair value of assets acquired and liabilities assumed which resulted in the recording of goodwill of approximately $4,500,000, which will be amortized over 25 years. Liabilities assumed included $110,000 for severance related expenses for certain employees and other identified contingencies.

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

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma information is presented to illustrate the estimated effects of the BHC acquisition as if it had occurred on January 1, 1997, and is not necessarily indicative of what operations would have been if the acquisition had been consummated at the assumed date, nor is it indicative of future results of operations. The pro forma information does not include the post acquisition charges included in the accompanying consolidated statement of operations for 1998.

                                                                    For the Year Ended    For the Year Ended
                                                                    December 31, 1998     December 31, 1997
                                                                   ------------------   -------------------
     Net revenues                                                     $   15,912,691    $   15,877,794
     Operating income                                                 $   (1,347,691)   $      180,490
     Net income                                                       $     (659,192)   $      (21,246)
     Earnings per share                                               $        (0.16)   $        (0.01)
     Weighted average shares outstanding                                   4,081,039         4,111,378


NOTE 5 - PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 1998 and 1997, consisted of the following:

                                                    Estimated
                                                   Useful Life          1998                 1997
                                                   ------------    --------------      --------------
     Land                                               -          $       60,000      $       60,000
     Buildings                                       40 years             240,000             240,000
     Furniture and fixtures                         5-10 years            714,731             624,070
     Data processing equipment                      3-6 years           1,368,345           1,253,213
     Leasehold improvements                          40 years             116,343              66,407
                                                                   --------------      --------------
                                                                        2,499,419           2,243,690
     Less - accumulated depreciation                                     (801,721)           (582,400)
                                                                   --------------      --------------
          Property and equipment, net                              $    1,697,698      $    1,661,290
                                                                   ==============      ==============

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 6 - GOODWILL, NET

Goodwill at December 31, 1998 and 1997, consisted of the following:



                                                        1998              1997
                                                   --------------    --------------
     Goodwill                                      $    8,374,303    $    3,871,953
     Less - accumulated amortization                     (601,470)         (420,605)
                                                   --------------    --------------
          Goodwill, net                            $    7,772,833    $    3,451,348
                                                   ==============    ==============


NOTE 7 - INTANGIBLE AND OTHER ASSETS, NET

Intangible and other assets at December 31, 1998 and 1997, consisted of the following:

                                                        1998              1997
                                                   --------------    --------------
     Software development costs                    $            -    $    1,354,771
     Covenants not to compete                             210,000           210,000
     Organization costs                                    49,038            44,977
     Other                                                 31,731            20,808
                                                   --------------    --------------
                                                          290,769         1,630,556
     Less - accumulated amortization                     (192,778)         (938,993)
                                                   --------------    --------------
          Intangible and other assets, net         $       97,991    $      691,563
                                                   ==============    ==============



NOTE 8 - DEBT

During 1997, the Company had a revolving line of credit with a bank providing for maximum borrowings of $1,000,000, secured by accounts receivable. Advances under this credit facility accrued interest at the bank's prime rate plus 1%. There were no outstanding borrowings under this line of credit as of December 31, 1997.

In connection with the acquisition of BHC, the Company obtained bank financing in the form of a $1,600,000 term loan. The Company also issued an aggregate of $1,000,000 in subordinated convertible notes to the selling shareholders of BHC. The bank note bears interest at the bank's prime rate plus 1% (8.75% at December 31, 1998) and is payable in monthly installments of principal and interest through October 2003. The subordinated convertible seller notes bear interest at 8.5% and are payable in quarterly installments of principal and interest through October 2003. The notes are convertible into common stock of the Company at any time, in $25,000 increments, at a conversion rate of $5.25 per share.

In conjunction with the bank financing above, the Company's existing $1,000,000 line of credit was terminated and a new revolving credit facility was obtained. This credit facility, secured by accounts receivable, allows for maximum borrowings of $500,000 and bears interest at the bank's prime rate plus 1% (8.75% at December 31, 1998). Availability under this credit facility was $175,000 at December 31, 1998. The credit facility contains certain affirmative financial covenants, such as minimum net worth and financial statement ratios. The Company was not in compliance with such covenants as of December 31, 1998, and received the necessary waivers.

During March 1999, the Company restructured the terms and financial covenants of its existing bank term note and revolving line of credit. Under the revised terms of the note agreement, the Company is required to make principal reductions in the amount of $200,000 on March 31, 1999 and $350,000 on or before August

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

 1, 1999. The revised new term note includes certain revised financial covenants, including minimum cash flow, stockholders' equity and working capital requirements, and is secured by a pledge of certain shares of the Company's wholly owned subsidiaries. The Company is required to make monthly payments of principal and interest, as described above. Concurrently, maximum borrowings under the Company's revolving credit facility were reduced from $500,000 to $400,000. The Company had no availability under its line of credit as of March 1999. No other modifications were made to this credit facility.

Although there can be no assurance, the Company believes that it will be in compliance with its debt covenants through 1999.

Management believes that cash flows from operations and cash on hand will be sufficient to fund liquidity needs and capital requirements in 1999.

Long-Term Debt

Long-term debt consisted of the following at December 31, 1998 and 1997:

                                                                         1998                 1997
                                                                     ----------------   ---------------
     Mortgage note payable, monthly installments of                  $         84,071   $       102,086
     approximately $1,500, plus interest at a bank's prime rate plus .25% (8.0% at December 31, 1998) through September 2003

     Note payable, due in quarterly  installments of $13,750 plus              27,500            82,500
     interest at 8% through June 1999


     Note payable to previous stockholders of subsidiary,                           -           100,000
     $100,000 due on June 30, 1998, with balance due on June 30,
     1998, plus interest at 9.5% due quarterly

     Subordinated convertible notes payable to previous                     1,000,000                 -
     stockholders of subsidiary, principal payable in quarterly installments of $50,000, interest at 8.5% due monthly through
     September 2003

     Note payable to bank, secured by essentially all assets of             1,558,428                 -
     the Company, monthly installments of approximately $26,700, plus interest at bank's prime rate plus 1% (8.75% at
     December 31, 1998) through 2003
                                                                     ----------------   ---------------
                                                                            2,669,999           284,586
     Less - current portion                                                (1,115,515)         (173,072)
                                                                     ----------------   ---------------
     Total long-term debt, net of current portion                    $      1,554,484   $       111,514
                                                                     ================   ===============


                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



Scheduled future principal maturities of long-term debt at December 31, 1998, are as follows:

          Year ended
          December 31,                                   Amount
          ------------                                ----------
          1999                                        $1,115,515
          2000                                           538,015
          2001                                           538,015
          2002                                           266,443
          2003                                           212,011
          Thereafter                                          --
                                                      ----------
                                                      $2,669,999
                                                      ==========

In connection with the notes payable to previous shareholders of subsidiary discussed above, the Company agreed to permit one of the former shareholders the option to convert up to $100,000 of debt owed to him by the Company into 25,000 shares of common stock at a price of $4.00 per share. During 1998, $40,000 of the note was converted into common stock of the Company, with the remainder of the note being paid in cash.


NOTE 9 - BENEFIT PLANS

Profit Sharing Plan

The Company has a 401(k) profit sharing plan that covers all employees of the Company who have one year of service, as defined, and have reached age 21. Company contributions are discretionary based upon determinations made by the plan trustees. Employees become 100% vested in employer contributions after 5 years of service (accruing 20% per year of service, as defined). The Company recorded expense of $103,965 and $85,428 for plan contributions for the years ended December 31, 1998 and 1997, respectively.

Salary Continuation Benefits

The Company has a salary continuation plan, whereby an officer shall continue to receive a stated monthly salary for 120 months following his normal retirement date upon reaching age 65. In the event of premature death or disability, his beneficiaries are entitled to certain benefits. The Company reserves the right in its sole discretion to terminate this plan and/or funding at any time. The Company has financed this potential obligation with a corporate-owned life insurance policy. Premiums expended on this policy were $24,000 and $29,316 in 1998 and 1997, respectively.

Other than stated above, the Company does not provide any post-retirement or post-employment benefits to any of its employees.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



NOTE 10 - INCOME TAXES

The provision (benefit) for income taxes at December 31, 1998 and 1997, consisted of the following:

                                                      1998             1997
                                                --------------    --------------
Current:
     Federal                                    $     (320,805)   $      390,127
     State                                             (39,516)          (13,366)

Deferred:
     Federal                                          (222,329)         (173,178)
     State                                             (29,426)          (22,923)
                                                --------------    --------------
Total                                           $     (612,076)   $      180,660
                                                ==============    ==============


The differences between the statutory federal income tax rate and the Company's effective income tax rate are as follows:

                                                     1998               1997
                                                --------------     --------------
Statutory federal income tax rate                        (34.0)%             34.0%
State income taxes, net of federal benefit                (2.6)              (5.1)
Meals and entertainment expenses                           0.8                3.3
Goodwill amortization                                      2.4                5.5
Other                                                      (.5)               0.7
                                                --------------     --------------
     Total                                               (33.9)%           38.4 %
                                                ==============     ==============


The components of and changes in net deferred tax assets (liabilities) as of December 31, 1998 and 1997, are as follows:


                                                     1998              1997
                                                --------------    --------------
Current Deferred Taxes:
Assets:
     Nondeductible reserves                     $      169,028    $      168,838
                                                --------------    --------------

Noncurrent Deferred Taxes:
Assets:
     Other                                              50,800            26,757
     Deferred gain from sale of option on
         real estate                                   303,926           338,680

Liabilities:
     Excess tax over book depreciation and
     amortization                                     (269,456)         (267,074)
     Software development costs                           --            (214,852)
                                                --------------    --------------
Noncurrent deferred taxes, net                          85,270          (116,489)
                                                --------------    --------------

Total deferred taxes                            $      254,298    $       52,349
                                                ==============    ==============

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



A valuation allowance must be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has not established a valuation allowance because, in the opinion of management, the Company will fully realize its deferred tax asset.


NOTE 11 - DEFERRED GAIN ON SALE OF OPTION ON REAL ESTATE

In connection with the Company's relocation of its corporate offices and principal operations in January 1997, management secured a purchase option on their new office facility. During September 1997, the Company sold this option for $910,000 cash to a third party, who subsequently exercised the option. Concurrent with the sale, the Company executed a ten-year lease extension. The gain from this transaction will be recognized on a straight-line basis over the life of the lease extension and is reflected as a deferred gain on the accompanying balance sheet. The amount of gain amortization included in operating results for the year ended December 31, 1998 and 1997 was $91,000 and $29,583, respectively.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain office space, automobiles, furniture, and equipment under noncancelable operating leases that expire at various dates through 2007. During 1997, the Company relocated its principal operations and corporate offices and executed a ten-year extension of its operating lease. In connection with this move, the Company leased approximately $300,000 of certain furniture and fixtures under terms of a 5-year operating lease. These commitments are reflected in the table of future minimum lease payments.

At December 31, 1998, scheduled future minimum payments for operating leases with initial terms in excess of one year are as follows:

          Year ended
          December 31,                                   Amount
          ------------                                ------------
          1999                                        $    618,008
          2000                                             566,980
          2001                                             495,239
          2002                                             367,954
          2003                                             332,597
          Thereafter                                     1,212,480
                                                      ------------
                                                      $  3,593,258
                                                      ============


Rental expense for all operating leases for the years ended December 31, 1998 and 1997, was $530,803 and $451,585, respectively.

During 1996, a subsidiary of the Company entered into a service agreement, commencing January 1997, with a third party for use of their claims adjudication software via on-line access to a data center. The term of this service agreement is ten years and fees paid to the third party will be $1.00 per month for each individual plan member served by the Company's subsidiary. Fees paid under this agreement were $170,065 and $178,236 in 1998 and 1997, respectively.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


Litigation

The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.


NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock

In May 1993, the Company completed a stock offering consisting of 920,000 units at a price per unit of $5.00. Each unit contained one share of common stock and one warrant. The warrants were exercisable at a price of $7.50. The warrants were redeemable by the Company at $.10 upon certain conditions, as defined. The 917,000 warrants that were outstanding as of December 31, 1996, expired during April 1997.

In connection with the offering discussed above, the Company sold 80,000 warrants (the "Underwriter's Warrants") to the underwriter and its designees for $100. Each Underwriter's Warrant enabled the holder to purchase one unit of the Company's securities (one share of common stock and one warrant) for $6.00, subject to adjustments and other conditions, as defined. The Underwriter's Warrants were exercisable for a 48-month period commencing one year from their date of issue and contained various registration rights. All of these warrants expired during April 1997.

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

The Company has stock option plans adopted in 1992 and 1993 which provide that options for shares of the Company common stock may be granted to officers, directors, and key employees of the Company at the fair market value on the date of grant. The options expire 10 years from the date of grant (or earlier if specified in the grant) and generally vest over a five year period. In 1993, the Company also adopted a qualified stock option plan under Section 423 of the Internal Revenue Code which provides that options for shares of the Company stock may be granted to eligible employees of the Company at 85% of the fair market value on the date of grant. The options vest one year from the date of grant and expire 27 months thereafter. During 1998, the qualified plan was terminated by the Company's Board of Directors. The following table sets forth summarized information regarding the plans:

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997



                                                                                                    Weighted
                                                                                                     Average
                                                           Shares               Option Price       Option Price
                                                       --------------        ------------------     -----------
     Outstanding at December 31, 1996                       1,202,139        $ 3.30   to $ 9.00     $      6.52
         Granted                                              230,994          3.38   to   5.13     $      3.82
         Exercised                                             (1,445)         4.36   to   4.36            4.36
         Forfeited                                            (33,780)         4.36   to   7.86            5.78
                                                       --------------        ------------------     -----------
     Outstanding at December 31, 1997                       1,397,908        $ 3.30   to $ 9.00     $      6.10
                                                       --------------        ==================     ===========
         Granted                                              286,995          4.46   to   7.81     $      6.39
         Exercised                                            (96,835)         3.38   to   5.13            4.40
         Forfeited                                            (43,540)         3.38   to   4.50            3.81
                                                       --------------       ------------------      -----------
     Outstanding at December 31, 1998                       1,544,528       $  3.38   to $ 9.00     $      6.30
                                                       ==============       ===================     ===========

     Exercisable options                                      946,551
                                                       ==============
     Options available for future grants                      400,050
                                                       ==============


In 1994, the Company granted a stock option to a third party for financial advisory services whereby the third party has the option to purchase up to 100,000 shares of the Company common stock at prices ranging from $6.00 to $9.00 per share. The option became fully vested as of November 12, 1994, and expires over various dates through 1999.

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

                                               1998               1997
                                          --------------      -------------
      Pro-forma net income                $   (1,400,254)     $     165,001
      Pro-forma earnings per share        $         (.36)     $         .04

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                              1998            1997
                                          ------------    ------------
      Risk free interest rate                   5.1%             6.0%
      Expected dividend yield                   0.0%             0.0%
      Expected volatility                      43.9%            45.1%
      Expected lives                              5                5

The weighted average fair value of options granted in 1998 and 1997 was $3.03 and $1.83, respectively.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


NOTE 13 - RELATED PARTY TRANSACTIONS

In October 1994, the Company loaned $300,000 to its chief executive officer. The loan is secured by the pledge of 70,000 shares of the Company's common stock held by the majority stockholder and is also guaranteed by the majority stockholder. The loan accrues interest at a bank's prime rate plus 1% (9.5% at December 31, 1998). The principal and any unpaid accrued interest are due in its entirety by October 27, 2000. Accrued interest on this note was $121,175 and 94,654 at December 31, 1998 and 1997, respectively.

During April 1998, the Company filed a registration statement with the Securities and Exchange Commission to register certain existing outstanding shares of common stock owned by the majority shareholder of the Company. The stock registered serves as collateral for certain loans of the majority shareholder. During December 1998, the Company filed a second registration statement to register shares of common stock issued in connection with the BHC acquisition. In connection with these registration statements, the Company paid approximately $6,500 of legal and accounting expenses.

                                 EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------

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

10.2 Outside Directors Stock Option Plan of MedicalControl, Inc., - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

10.3 First Amendment to the Outside Directors Stock Option Plan of MedicalControl, Inc. - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

10.4 Amendment to the Outside Directors Stock Option Plan of MedicalControl, Inc. dated August 20, 1996 - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

10.7 Amendment to Qualified Employee Stock Purchase Plan of MedicalControl, Inc. dated as of March 18, 1997 - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.8 1993 Stock Compensation Plan of MedicalControl, Inc. - incorporated by reference to the Exhibits to Post Effective Amendment Number 1 to the Registration Statement on Form SB-2, file number 33-58334-FW, dated January 30, 1995.

10.9 Amendment to 1993 Stock Compensation Plan of MedicalControl, Inc. dated as of August 20, 1996 - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.10 Stock Purchase Agreement, dated as of June 30, 1994, between Robert H. Soleau and David C. Bramer (as Sellers) and MedicalControl, Inc., a Delaware corporation (as Purchaser) - incorporated by reference to the Current Report on Form 8-K dated August 15, 1994, file number 1-11922.

10.11 Asset Purchase Agreement, dated as of October 3, 1994, between Group Administrators, Inc., a Texas corporation (as Seller) and MedicalControl Administrators, Inc., a Texas corporation (as Purchaser) - incorporated by reference to the Current Report on Form 8-K dated October 31, 1994, file number 1-11922.

10.12 Agreement and Plan of Reorganization, dated as of November 28, 1994, between Group Administrators - San Antonio, Inc., a Texas corporation, and MedicalControl Administrators San Antonio, Inc., a Texas corporation and wholly-owned subsidiary of MedicalControl, Inc. - incorporated by reference to the Current Report on Form 8-K dated November 30, 1994, file number 1-11922.

10.13 Form of Agreement by and between the Company and each of its directors and officers - incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.14 Commercial Lease, dated March 1, 1993, by and among Diversified and David C. and Janice L. Bramer - incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.15 Letter Agreement, dated September 29, 1994, by and between Registrant and David C. Bramer - incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.16 Transfer Agreement, dated as of January 1, 1998, by and among the Registrant, MedicalControl Network Solutions, Inc., PPO Management Solutions, Inc., Genesis/ValueCheck, Inc., MedicalControl Holdings, Inc., and its direct and indirect wholly-owned subsidiaries. (All exhibits have been omitted and will be provided to the Commission upon request.) - incorporated by reference to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.17 Stock Purchase Agreement, dated September 10, 1998, by and between MedicalControl Network Solutions, Inc., Business Health Companies, Inc., Ralph T. Smith, Donald Richard Huntington and Douglas Elden. - incorporated by reference to Registrant's Special Report on Form 8-K filed October 9, 1998.

10.18 Employment Confidentiality and Non-Competition Agreement, dated September 25, 1998, by and among MedicalControl Network Solutions, Inc., registrant and Donald Richard Huntington

10.19 Employment, Confidentiality and Non-Competition Agreement, dated September 25, 1998, by and among MedicalControl Network Solutions, Inc., registrant and Ralph T. Smith

10.20 Loan Agreement, dated September 25, 1998, by and between the registrant and Bank One, Texas, N.A.

10.21 First Amendment to Loan Agreement, dated as of March 31, 1999, by and between Bank One, Texas N.A. and the registrant.

21       Subsidiaries of the Registrant.

23.7     Consent of Arthur Andersen LLP, independent public accountants.

27       Financial Data Schedule.