Form 10QSB
period 1999-03-31
MEDICALCONTROL INC
filed 1999-05-11
CIK 897546

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

-------------------------------------------------------------------------------

 (Mark one)

     XX   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ------ ACT OF 1934


                 For the quarterly period ended March 31, 1999


          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF ------ 1934


                 For the transition period from ___________ to ___________

-------------------------------------------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 4,195,824 as of April 29, 1999.

Transitional Small Business Disclosure Format (Check one):   YES  [ ]   NO [X]
-------------------------------------------------------------------------------

                              MEDICALCONTROL, INC.

                Form 10-QSB for the Quarter ended March 31, 1999

                               Table of Contents

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

     Item 1   Consolidated Financial Statements                                       3

     Item 2   Management's Discussion and Analysis or Plan of Operation              10

PART II - OTHER INFORMATION                                                          13

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                            March 31,       December 31,
                                 ASSETS                                       1999              1998
                                                                           ------------     ------------
CURRENT ASSETS
      Cash and cash equivalents                                            $    960,639     $  1,112,653
      Restricted Cash                                                           593,609          308,002
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $104,500 and $119,000
            at March 31,1999 and  December 31, 1998, respectively             1,247,676        1,312,043
      Accounts receivable - premium                                             702,232          466,980
      Accounts receivable - other                                                63,249           90,671
      Income tax receivable                                                     600,674          472,691
      Prepaid expenses and other current assets                                 550,732          227,391
      Deferred income taxes                                                     169,028          169,028
                                                                           ------------     ------------
         Total current assets                                                 4,887,839        4,159,459

NOTE RECEIVABLE - OFFICER, including accrued interest                           427,684          421,175
PROPERTY AND EQUIPMENT, NET                                                   1,710,113        1,697,698
GOODWILL, NET                                                                 7,695,917        7,772,833
INTANGIBLE AND OTHER ASSETS, NET                                                 71,866           97,991
DEFERRED TAXES                                                                   85,270           85,270
                                                                           ------------     ------------

      TOTAL ASSETS                                                         $ 14,878,689     $ 14,234,426
                                                                           ============     ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable - trade                                             $    923,655     $    916,826
      Accounts payable - premium                                              1,295,841          774,982
      Accrued liabilities                                                       965,187          773,749
      Borrowings under bank line of credit                                      400,000          325,000
      Current portion of long-term debt                                         908,754        1,115,515
                                                                           ------------     ------------
         Total current liabilities                                            4,493,437        3,906,072

NON-CURRENT LIABILITIES
      Long-term debt, net of current portion                                  1,540,827        1,554,484
      Deferred gain on sale of option on real estate                            766,667          789,417

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                          --               --
      Common stock - $.01 par: 8,000,000 shares
         authorized, 4,182,125 and 4,115,409 issued
          in 1999 and 1998, respectively                                         41,821           41,154
      Additional paid-in capital                                              6,507,080        6,210,002
      Retained earnings                                                       1,528,857        1,733,297
                                                                           ------------     ------------
         Total stockholders' equity                                           8,077,758        7,984,453
                                                                           ------------     ------------

         TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 14,878,689     $ 14,234,426
                                                                           ============     ============

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                   For The Three Months Ended
                                                                             March 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
NET REVENUES                                                     $  3,819,235      $  3,404,957
                                                                 ------------      ------------

OPERATING EXPENSES
      Salaries and wages                                            2,597,930         2,113,306
      Other operating expenses                                      1,325,410         1,252,634
      Depreciation and amortization                                   184,628           232,706
                                                                 ------------      ------------

         Total operating expenses                                   4,107,968         3,598,646
                                                                 ------------      ------------

LOSS FROM OPERATIONS                                                 (288,733)         (193,689)
                                                                 ------------      ------------

OTHER INCOME (EXPENSE)
      Interest expense                                                (66,824)           (2,206)
      Investment income                                                23,134            40,838
      Other income                                                         --             1,143
                                                                 ------------      ------------

         Total other income (expense)                                 (43,690)           39,775
                                                                 ------------      ------------

LOSS BEFORE INCOME TAXES                                             (332,423)         (153,914)

Income tax benefit                                                   (127,983)          (59,324)
                                                                 ------------      ------------

NET LOSS                                                         $   (204,440)     $    (94,590)
                                                                 ============      ============


Basic loss per share                                             $      (0.05)     $      (0.02)
                                                                 ============      ============

Diluted loss per share                                           $      (0.05)     $      (0.02)
                                                                 ============      ============

Weighted average common shares outstanding                          4,154,968         3,842,100
                                                                 ============      ============

Weighted average common and diluted shares outstanding              4,154,968         3,842,100
                                                                 ============      ============

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                             For The Three Months Ended
                                                                                     March 31,
                                                                           ------------------------------
                                                                               1999              1998
                                                                           ------------      ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net loss                                                                $   (204,440)     $    (94,590)
      Adjustments to reconcile net loss
         to net cash provided by operations:
         Depreciation and amortization                                          184,628           232,706
         Amortization of deferred gain on real estate transaction               (22,750)          (22,750)
         Net changes in certain assets and liabilities
            Accounts receivable - trade                                          64,367           256,513
            Income tax receivable                                              (127,983)          (65,215)
            Prepaid expenses and other current assets                          (283,825)          (32,923)
            Accounts payable - trade                                              6,829            51,557
            Accrued expenses                                                    191,438          (289,672)
                                                                           ------------      ------------

Net cash provided by (used in) operating activities                            (191,736)           35,626
                                                                           ------------      ------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
      Purchases of property and equipment                                      (106,095)          (35,489)
                                                                           ------------      ------------

Net cash used in investing activities                                          (106,095)          (35,489)
                                                                           ------------      ------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
      Loan to officer, including accrued interest                                (6,510)           (7,125)
      Draw on bank line of credit                                                75,000                --
      Payments on long-term debt                                               (220,418)          (20,129)
      Proceeds from issuance of common stock                                    297,745           249,584
      Acquisition of treasury stock                                                  --          (205,000)
                                                                           ------------      ------------

Net cash provided by financing activities                                       145,817            17,330
                                                                           ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (152,014)           17,467

Cash and cash equivalents at beginning of period                              1,112,653         2,031,550
                                                                           ------------      ------------

Cash and cash equivalents at end of period                                 $    960,639      $  2,049,017
                                                                           ============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                              $     70,189      $      5,671
                                                                           ============      ============
Income taxes paid                                                          $         --      $    370,466
                                                                           ============      ============


      Restricted cash at period end date                                   $    593,609      $    841,159
                                                                           ============      ============

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

                                  (UNAUDITED)



NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. (the "Company"), a Delaware corporation, is a holding company of healthcare cost management and administrative services companies. The Company is comprised of four main subsidiaries: MedicalControl Network Solutions, Inc., providing managed care services primarily through its preferred provider organization ("PPO") networks, Diversified Group Administrators, Inc., providing third party administration ("TPA") services, ppoONE.com, inc., providing repricing and administrative services for PPO's and certain network healthcare providers, and ValueCheck, Inc., the newly-formed subsidiary providing utilization review and case management services. All significant intercompany transactions have been eliminated. The Company's contracts with its customers are renewable annually and permit cancellation upon 30 to 60 days' notice.

During September 1998, MedicalControl Network Solutions, Inc. acquired Business Health Companies, Inc. ("BHC"). See Note 5 for further discussion.

NOTE 2 - BASIS OF PRESENTATION

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The Company believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-KSB.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average dilutive shares outstanding during the period. There was no impact from dilutive common equivalent shares since losses were reported for the periods ended March 31, 1999 and 1998.

In 1999 and 1998, 1,750,324 and 1,415,089 common equivalent shares were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive for the periods presented.

NOTE 4 - REGISTRATION STATEMENT

During March 1998, the Company filed a registration statement with the Securities and Exchange Commission to register certain existing outstanding shares of common stock owned by the majority shareholder of the Company. The stock registered serves as collateral for certain loans of the majority shareholder.

NOTE 5 - ACQUISITION

Effective September 1, 1998, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding common stock of Business Health Companies, Inc. ("BHC") for approximately $4,600,000 plus liabilities assumed of $264,138 and accrued acquisition costs of $150,000. BHC provides managed care services, primarily through its PPO networks within the 15-county Houston, Texas market. The purchase consideration consisted of $2,150,000 in cash, an aggregate of $1,000,000 in subordinated convertible notes to the previous shareholders of BHC and 270,900 shares of Company stock valued at approximately $1,422,000. The acquisition was accounted for under the purchase method of accounting. The purchase price exceeded the fair value of assets acquired and liabilities assumed which resulted in the recording of goodwill of approximately $4,500,000, which will be amortized over 25 years. Liabilities assumed included $110,000 for severance related expenses for certain employees and other identified contingencies.

NOTE 6 - DEBT

In connection with the acquisition of BHC, the Company obtained bank financing in the form of a $1,600,000 term loan. The Company also issued an aggregate of $1,000,000 in subordinated convertible notes to the selling shareholders of BHC. The bank note bears interest at the bank's prime rate plus 1% (8.75% at March 31, 1999) and is payable in monthly installments of principal and interest through October 2003. The subordinated convertible seller notes bear interest at 8.5% and are payable in quarterly installments of principal and interest through October 2003. The notes are convertible into common stock of the Company upon 30 days' notice, in $25,000 increments, at a conversion rate of $5.25 per share.

In conjunction with the bank financing above, the Company's existing $1,000,000 line of credit was terminated and a new revolving credit facility was obtained. This credit facility, secured by accounts receivable, allowed for maximum borrowings of $500,000, since reduced to $400,000 in December 1998, and bears interest at the bank's prime rate plus 1% (8.75% at March 31, 1999). As of March 31, 1999, the Company had no availability under its line of credit.

During March and May 1999, the Company restructured the terms and financial covenants of its existing bank term note and revolving line of credit. Under the revised terms of the note agreement, the Company made a principal reduction in the amount of $200,000 on March 31, 1999. Further, the Company is required to make additional principal reductions of $50,000 on or before June 15, 1999 and $350,000 on or before August 1, 1999, the latter to be paid with proceeds from an expected income tax refund. The revised new term note includes certain revised financial covenants, including minimum cash flow, stockholders' equity and working capital requirements, and is secured by a pledge of certain shares of the Company's wholly-owned subsidiaries. The Company is required to make monthly payments of principal and interest, as described above. Concurrently, maximum borrowings under the Company's revolving credit facility were reduced from $500,000 to $400,000. The Company had no availability under its line of credit as of March 1999. No other modifications were made to this credit facility.

Although there can be no assurance, the Company believes that it will be in compliance with its debt covenants through 1999.

Management believes that cash flows from operations and cash on hand will be sufficient to fund liquidity needs and capital requirements in 1999.


NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

Comprehensive Income

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective January 1, 1998. Management believes the impact of SFAS No. 130 was immaterial as there were no items of other comprehensive income for the periods ended March 31, 1999 and 1998.

Business Segment Reporting

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of an Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information.

The Company manages its business segments primarily on a products and services basis. The Company's reportable segments are comprised of managed care services, primarily through its preferred provider organization ("PPO"), third party administration services ("TPA"), repricing and administrative products and services offered through its wholly-owned subsidiary, ppoONE.com ("ppoONE.com"), and utilization review and case management services through its newly-formed wholly-owned subsidiary, ValueCheck, Inc. ("ValueCheck").

The Company evaluates the performance of its business units based on segment operating profit. Segment revenues include an intercompany allocation for services performed by ppoONE.com for the PPO segment. Segment operating profit includes personnel, sales and marketing expenses and other operating expenses directly attributable to the segment and excludes certain expenses that are managed outside the segment. Costs excluded from the segment operating profit consist of corporate expenses, including income taxes, amortization expense and interest income and interest expense. Corporate expenses are comprised primarily of executive compensation and other general and administrative expenses that are separately managed. Corporate assets are not included in segment assets. Corporate assets consist primarily of cash and cash equivalents, deferred taxes and intangible assets.

Summary information by segment as of and for the periods ended March 31, 1999 and 1998, are as follows:

                                            1999              1998
                                        ------------      ------------
PPO Segment:
     Revenues                           $  1,965,477      $  1,808,600
     Operating expenses                    1,696,943         1,439,195
                                        ------------      ------------
          Operating profit                   268,534           369,404

     Depreciation                             41,340            74,103
     Segment assets                        2,025,155         2,514,357

TPA Segment:
     Revenues                           $  1,739,417      $  1,526,673
     Operating expenses                    1,679,825         1,388,005
                                        ------------      ------------
          Operating profit                    59,592           138,668

     Depreciation                             41,244            31,163
     Segment assets                        3,253,528         4,094,524

ppoONE.com Segment:
     Revenues                           $    610,155      $    348,530
     Operating expenses                      773,141           675,646
                                        ------------      ------------
          Operating loss                    (162,986)         (327,115)

     Depreciation                             24,234            21,280
     Segment assets                          340,881           248,285

ValueCheck Segment:
     Revenues                           $     31,662      $         --
     Operating expenses                      102,760                --
                                        ------------      ------------
          Operating (loss)                   (71,098)               --

     Depreciation                                893                --
     Segment assets                           63,499                --


A reconciliation of the Company's segment revenues, operating profit (loss) and segment assets to the corresponding consolidated amounts as of and for the periods ended March 31, 1999 and 1998, are as follows:

                                            1999              1998
                                        ------------      ------------
Segment revenues                        $  4,346,710      $  3,683,803
Intercompany revenues                        527,476           279,093
                                        ------------      ------------
     Consolidated revenues              $  3,819,235      $  3,404,710
                                        ============      ============

Segment operating profit                $     94,041      $    180,957
Corporate expenses, net                      382,774           374,646
                                        ------------      ------------
     Consolidated operating loss        $   (288,733)     $   (193,689)
                                        ============      ============

Segment assets                          $  5,683,063      $  6,857,166
Corporate assets                           9,195,626         4,928,622
                                        ------------      ------------
     Consolidated assets                $ 14,878,689      $ 11,785,788
                                        ============      ============

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE QUARTER (OR THREE MONTHS) ENDED MARCH 31, 1999, COMPARED TO THE QUARTER (OR THREE MONTHS) ENDED MARCH 31, 1998.

(1)  RESULTS OF OPERATIONS

     Net revenues for the three months ended March 31, 1999 were up $415,000 or 12% from the comparable 1998 period. PPO revenues increased approximately $157,000 for the period primarily due to acquired BHC revenues, which were $706,000 during the period, reduced by lower Dallas PPO revenues of $549,000. TPA revenues increased approximately $213,000 for the quarter primarily due to claims administration fees on new business sold and increased volume from existing customers and revenues from expanding into Harrisburg, Pennsylvania through an acquisition in November 1998.

     Net loss for the quarter ended March 31, 1999 was $(204,440), or $(.05) per share, compared with $(94,590), or $(.02) per share, for the same period in 1998. This decline was due primarily to increases in personnel costs and operating expenses more fully discussed below.

     Salaries and wages increased $485,000 or 23% for the quarter ended March 31, 1999, as compared to the prior year period. Of this increase, approximately $49,000 was attributable to normal salary adjustments effected between periods, and $392,000 related to additional personnel in both the PPO, mainly those added through the BHC acquisition, and TPA operations, as the result of increased claims volume, systems conversion efforts and the Harrisburg acquisition.

     Other operating expenses increased by approximately $73,000 for the three months ended March 31, 1999, or 6%, as compared to the three months ended March 31, 1998. This increase was primarily due to increased postage expense associated with higher TPA claims volume, higher telecommunications expense primarily in the TPA, increased business insurance premiums and other increases arising from the acquisitions, reduced by substantially lower access fees paid to affiliate PPO networks and the relative mix of capitated versus percentage of savings client fees.

     Depreciation and amortization for the quarter ended March 31, 1999 declined approximately $48,000 from the same period in 1998 as a result of the Company's write-off of capitalized software development costs in September 1998.

     Other income (expense) declined from income of approximately $40,000, primarily interest income, for the first quarter of 1998 to expense of approximately $44,000 in the 1999 quarter mainly as the result of interest expense on debt incurred to acquire BHC.

(2)  LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company had net working capital of approximately $394,000 at March 31, 1999, compared with $253,000 at December 31, 1998. Unrestricted cash and cash equivalents were $961,000 at March 31, 1999, compared with $1,113,000 at December 31, 1998. Cash used in operations during the first quarter of 1999 was approximately $192,000 compared with cash provided by operations of approximately $36,000 during the same period in 1998.

     Capital expenditures for the purchase of tangible property and equipment were approximately $106,000 for the three months ended March 31, 1999. These expenditures were primarily for data processing equipment for the Company's TPA operations and for leasehold improvements in the ppoONE.com and ValueCheck operations.

     Effective September 1, 1998, a wholly-owned subsidiary of the Company purchased BHC for approximately $4,600,000. The purchase consideration consisted of $2,150,000 cash, an aggregate of $1,000,000 in subordinated convertible notes to the previous shareholders of BHC and common stock of the Company valued at approximately $1,422,000. In connection with the acquisition, the Company obtained bank financing in the form of a $1,600,000 term loan which bears interest at the bank's prime rate plus 1% (8.75% at March 31, 1999) and is payable in sixty monthly principal installments of $26,667 plus interest through October 2003. The convertible seller notes bear interest at 8.5% and are payable in quarterly principal installments of $50,000 plus interest through October 2003. The notes are convertible into common stock of the Company at any time, in $25,000 increments, at a conversion rate of $5.25 per share.

     At March 31, 1999, the Company had $400,000 of outstanding borrowings under its revolving line of credit arrangement. This credit facility, secured by accounts receivable, allows for maximum borrowings of $400,000 and bears interest at the bank's prime rate plus 1% (8.75% at March 31, 1999).

     In March and May 1999, the Company restructured certain covenants and other terms of the bank agreement. Under the revised terms, the Company was required to make a principal reduction of $200,000 on March 31, 1999 and is required to make additional principal reductions of $50,000 on or before June 15, 1999 and $350,000 on or before August 1, 1999, the latter to be paid with proceeds from an expected income tax refund. The revised term note includes covenants which impose minimum requirements for cash flow, stockholders' equity and working capital, and is secured by a pledge of certain shares of the Company's wholly-owned subsidiaries. Concurrently, maximum borrowings under the Company's revolving credit facility were reduced from $500,000 to $400,000. Although there can be no assurance, the Company believes that it will be in compliance with its debt covenants throughout 1999.

     Management believes that cash flows from operations, cash on hand, and the borrowing capacity under the Company's line of credit will be sufficient to fund liquidity needs and capital requirements for the fiscal year 1999. During the first quarter of 1999, the Company eliminated certain employee positions and reduced certain other expenses that will result in approximately $70,000 in salary and other cost savings per month.

     The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

(3)  RELIANCE ON DATA PROCESSING

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

     The Company began a formal program in 1998 to evaluate, assess and make the needed changes to its core information technology ("IT") systems and applications to comply with Year 2000 issues. Management has completed its review of all essential IT systems and believes that they are Year 2000 compliant with the exception of IT systems used in providing TPA services. Beginning in 1996, the TPA started converting its clients from an operating system that was not Year 2000 compliant to a current Year 2000 compliant claims processing system operated in the software vendor's data center. Such conversion has taken longer than expected and has cost the Company approximately $700,000 to date in non-recurring expenses and is estimated to cost an additional $300,000 in non-recurring expenses during the remainder of 1999 before such conversion is completed.

     The Company's primary PPO IT systems and applications have been developed and placed into production within the past twenty-four months. Accordingly, such systems and applications were developed employing contemporary software tools to be Year 2000 compliant from their initial design phase. Management is continuing to inventory and evaluate all non-essential software programs and hardware used in the Company's business. Management expects this process to be complete by September 30, 1999. Non-compliant systems are being replaced, modified or outsourced as they are reviewed. The Company has communicated, and will continue to communicate, with its suppliers, financial institutions and others with which it does business to monitor and evaluate Year 2000 conversion progress.

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

     The Company has had each of its departments or divisions develop basic contingency plans to restore the material functions of each of its material systems or activities in the case of a Year 2000 related failure. The contingency plans cover all material levels of activity within each business location. The Company plans to continually refine these plans and to make them more comprehensive as more information becomes available from testing and third party suppliers.

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

     Exhibit 27.1 Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           MEDICALCONTROL, INC.



May 11, 1999                               /s/ John Ward Hunt
                                          ----------------------------------
                                          John Ward Hunt
                                          President and
                                          Chief Executive Officer



                                           /s/ Bob E. Buddendorf
                                          ----------------------------------
                                          Bob E. Buddendorf
                                          Senior Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27.1         Financial Data Schedule