Form 10QSB
period 1999-06-30
MEDICALCONTROL INC
filed 1999-08-16
CIK 897546

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB


   (Mark one)
      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 1999


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

                                 (214) 630-6368
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 4,519,155 as of August 10, 1999.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                              MEDICALCONTROL, INC.

                Form 10-QSB for the Quarter ended June 30, 1999

                               Table of Contents

                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

     Item 1   Consolidated Financial Statements                                       3

     Item 2   Management's Discussion and Analysis or Plan of Operation              13

PART II - OTHER INFORMATION                                                          17

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                        June 30,      December 31,
                                           ASSETS                         1999            1998
                                                                       -----------     -----------
CURRENT ASSETS
      Cash and cash equivalents                                        $   880,302     $ 1,112,653
      Restricted cash                                                      738,474         308,002
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $177,000 and $119,000
            at June 30,1999 and  December 31, 1998, respectively         1,424,337       1,312,043
      Accounts receivable - premium                                        347,356         466,980
      Accounts receivable - other                                           63,249          90,671
      Income tax receivable                                                706,366         472,691
      Prepaid expenses and other current assets                            468,140         227,391
      Deferred income taxes                                                169,028         169,028
                                                                       -----------     -----------
         Total current assets                                            4,797,252       4,159,459

NOTE RECEIVABLE - OFFICER, including accrued interest                      434,229         421,175
PROPERTY AND EQUIPMENT, NET                                              1,646,341       1,697,698
GOODWILL, NET                                                            6,414,276       7,772,833
INTANGIBLE AND OTHER ASSETS, NET                                            57,516          97,991
DEFERRED TAXES                                                             526,270          85,270
                                                                       -----------     -----------

      TOTAL ASSETS                                                     $13,875,884     $14,234,426
                                                                       ===========     ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable - trade                                         $ 1,315,935     $   916,826
      Accounts payable - premium                                         1,085,830         774,982
      Accrued liabilities                                                  672,128         773,749
      Borrowings under bank line of credit                                 400,000         325,000
      Current portion of long-term debt                                    947,087       1,115,515
                                                                       -----------     -----------
         Total current liabilities                                       4,420,980       3,906,072

NON-CURRENT LIABILITIES
      Long-term debt, net of current portion                             1,302,493       1,554,484
      Deferred gain on sale of option on real estate                       743,917         789,417

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                     --              --
      Common stock - $.01 par: 8,000,000 shares
         authorized, 4,355,579 and 4,115,409 issued
          in 1999 and 1998, respectively                                    43,556          41,154
      Additional paid-in capital                                         6,717,510       6,210,002
      Retained earnings                                                    647,428       1,733,297
                                                                       -----------     -----------
         Total stockholders' equity                                      7,408,494       7,984,453
                                                                       -----------     -----------

         TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                   $13,875,884     $14,234,426
                                                                       ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            For the Three Months Ended         For The Six Months Ended
                                                                      June 30,                         June 30,
                                                           ----------------------------      ----------------------------
                                                               1999             1998             1999             1998
                                                           -----------      -----------      -----------      -----------
NET REVENUES                                               $ 3,862,679      $ 3,604,058      $ 7,774,913      $ 7,084,015
                                                           -----------      -----------      -----------      -----------
OPERATING EXPENSES
      Salaries and wages                                     2,468,875        2,177,664        5,066,805        4,290,970
      Other operating expenses                               1,331,717        1,216,053        2,750,127        2,543,687
      Depreciation and amortization                            188,427          234,992          373,055          467,698
      Loss from impairment                                   1,225,000               --        1,225,000               --
                                                           -----------      -----------      -----------      -----------
         Total operating expenses                            5,214,019        3,628,709        9,414,986        7,302,355
                                                           -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS                                        (1,351,340)         (24,651)      (1,640,073)        (218,340)
                                                           -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE)
      Interest expense                                         (55,223)          (2,442)        (122,047)          (4,648)
      Investment income                                         20,600           38,016           43,734           78,854
      Other income                                               2,542             (211)           2,542              932
                                                           -----------      -----------      -----------      -----------
         Total other (expense) income                          (32,080)          35,363          (75,771)          75,138
                                                           -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE INCOME TAXES                           (1,383,421)          10,712       (1,715,844)        (143,202)

Income taxes (benefit)                                        (501,992)           4,191         (629,975)         (55,133)
                                                           -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                          $  (881,429)     $     6,521      $(1,085,869)     $   (88,069)
                                                           ===========      ===========      ===========      ===========
Basic loss per share                                       $     (0.21)     $      0.00      $     (0.26)     $     (0.02)
                                                           ===========      ===========      ===========      ===========
Diluted loss per share                                     $     (0.21)     $      0.00      $     (0.26)     $     (0.02)
                                                           ===========      ===========      ===========      ===========
Weighted average common shares outstanding                   4,231,659        3,857,205        4,193,640        3,837,010
                                                           ===========      ===========      ===========      ===========
Weighted average common and diluted shares outstanding       4,231,659        3,892,236        4,193,640        3,837,010
                                                           ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Six Months Ended
                                                                              June 30,
                                                                   -----------------------------
                                                                       1999             1998
                                                                   -----------      -----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net loss                                                        $(1,085,869)     $   (88,069)
      Adjustments to reconcile net loss
         to net cash provided by operations:
      Depreciation and amortization                                    373,055          467,698
      Amortization of deferred gain on real estate transaction         (45,500)         (37,917)
      Loss on impairment                                             1,225,000               --
      Net changes in certain assets and liabilities
            Accounts receivable - trade                               (112,294)         326,139
            Income tax receivable                                     (233,675)        (103,257)
            Prepaid expenses and other current assets                 (200,914)        (101,932)
            Accounts payable - trade                                   399,109           78,592
            Accrued expenses                                          (101,621)        (318,445)
            Deferred income taxes                                     (441,000)              --
                                                                   -----------      -----------
Net cash provided by (used in) operating activities                   (223,709)         222,809
                                                                   -----------      -----------
CASH FLOWS RELATED TO INVESTING ACTIVITIES
      Acquisition and goodwill costs                                   (21,000)              --
      Purchases of property and equipment                             (139,079)        (109,241)
                                                                   -----------      -----------
Net cash used in investing activities                                 (160,079)        (109,241)
                                                                   -----------      -----------
CASH FLOWS RELATED TO FINANCING ACTIVITIES
      Loan to officer, including accrued interest                      (13,054)         (11,954)
      Draw on bank line of credit                                       75,000          175,000
      Payments on long-term debt                                      (420,419)         (40,258)
      Proceeds from issuance of common stock                           509,910          281,852
      Acquisition of treasury stock                                         --         (451,000)
                                                                   -----------      -----------
Net cash provided by (used in) financing activities                    151,437          (46,360)
                                                                   -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (232,351)          67,208

Cash and cash equivalents at beginning of period                     1,112,653        2,031,550
                                                                   -----------      -----------
Cash and cash equivalents at end of period                         $   880,302      $ 2,098,758
                                                                   ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                      $    99,306      $     7,427
                                                                   ===========      ===========
Income taxes paid                                                  $        --      $   412,700
                                                                   ===========      ===========

      Restricted cash at period end date                           $   738,474      $   877,550
                                                                   ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999

                                  (UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. (the "Company"), a Delaware corporation, is a holding company of healthcare cost management and administrative services companies. The Company is comprised of four main subsidiaries: MedicalControl Network Solutions, Inc., providing managed care services primarily through its preferred provider organization ("PPO") networks, Diversified Group Administrators, Inc., providing third party administration ("TPA") services, ppoONE.com, inc. ("ppoONE.com"), providing repricing and administrative services for PPO's and certain network healthcare providers, and ValueCheck, Inc. ("ValueCheck"), the newly-formed subsidiary providing utilization review and case management services. All significant intercompany transactions have been eliminated. The Company's contracts with its customers are renewable annually and permit cancellation upon 30 to 60 days' notice.

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average dilutive shares outstanding during the period. There was no impact from dilutive common equivalent shares since losses were reported for the three-month and six-month periods ended June 30, 1999 and the six-month period ended June 30, 1998.

In the six months ended June 30, 1999 and 1998 and the three months ended June 30, 1999, 507,775, 182,276 and 516,630 common equivalent shares were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive for the periods presented.

NOTE 4 - REGISTRATION STATEMENT

During March 1998, the Company filed a registration statement with the Securities and Exchange Commission to register certain existing outstanding shares of common stock owned by the majority shareholder of the Company. The stock registered serves as collateral for certain loans of the majority shareholder.

During July 1999, the Company filed a registration statement with the Securities and Exchange Commission to register certain additional existing outstanding shares of common stock owned by the majority shareholder of the Company. The majority shareholder has indicated no present intention of selling any stock but such stock may serve as collateral for certain loans of the majority shareholder.

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

NOTE 6 - DEBT

In connection with the acquisition of BHC, the Company obtained bank financing in the form of a $1,600,000 term loan. The Company also issued an aggregate of $1,000,000 in subordinated convertible notes to the selling shareholders of BHC. The bank note bears interest at the bank's prime rate plus 1% (9% at June 30, 1999) and is payable in monthly installments of principal and interest through October 2003. The subordinated convertible seller notes bear interest at 8.5% and are payable in quarterly installments of principal and interest through October 2003. The notes are convertible into common stock of the Company upon 30 days' notice, in $25,000 increments, at a conversion rate of $5.25 per share. On July 6, 1999, the remaining principal balance of $850,000 of convertible seller notes was converted into 161,903 shares of the Company's common stock. See Note 9-Subsequent Events for further discussion.

In conjunction with the bank financing above, the Company's existing $1,000,000 line of credit was terminated and a new revolving credit facility was obtained. This credit facility, secured by accounts receivable, allowed for maximum borrowings of $500,000, since reduced to $400,000 in March 1999, and bears interest at the bank's prime rate plus 1% (9% at June 30, 1999). As of June 30, 1999, the Company had no availability under its line of credit.

During March and May 1999, the Company restructured the terms and financial covenants of its existing bank term note and revolving line of credit. Under the revised terms of the note agreement, the Company made principal reductions of $200,000 on March 31, 1999 and $50,000 on June 15, 1999. Further, the
Company is required to make an additional principal reduction of $550,000 to be paid with a portion of the proceeds from an income tax refund expected in the third quarter of 1999 and the sale of common stock subsequent to June 30, 1999 -see Note 9-Subsequent Events. The revised new term note includes certain revised financial covenants, including minimum cash flow, stockholders' equity and working capital requirements, and is secured by a pledge of certain shares of the Company's wholly-owned subsidiaries. The Company is required to make monthly payments of principal and interest, as described above. No other modifications were made to this credit facility.

Although there can be no assurance, the Company believes that it will be in compliance with its debt covenants through 1999.

Management believes that cash flows from operations and cash on hand will be sufficient to fund liquidity needs and capital requirements in 1999.

NOTE 7 - SALE OF DIVISION

In August 1999, the Company's TPA subsidiary completed the sale of its unprofitable division located in Dallas, Texas. The sale has resulted in an impairment of the goodwill attributable to this division in the amount of $1,225,000, which is reflected as a charge against earnings for the three-month and six-month periods ended June 30, 1999, reduced by a deferred tax benefit of $441,000.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

Comprehensive Income

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective January 1, 1998. Management believes the impact of SFAS No. 130 was immaterial as there were no items of other comprehensive income for the periods ended June 30, 1999 and 1998.

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

The Company manages its business segments primarily on a products and services basis. The Company's reportable segments are comprised of managed care services, primarily through its preferred provider organization, third party administration services, repricing and administrative products and services offered through its wholly-owned subsidiary, ppoONE.com, and utilization review and case management services through its newly-formed wholly-owned subsidiary, ValueCheck.

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

Summary information by segment as of and for the three and six month periods ended June 30, 1999 and 1998, are as follows:


                            For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                   1999             1998                1999             1998
                               -----------      -----------         -----------      -----------
PPO Segment:
     Revenues                  $ 2,068,370      $ 1,795,865         $ 4,126,847      $ 3,679,714
     Operating expenses          1,708,142        1,376,012           3,498,085        2,890,457
                               -----------      -----------         -----------      -----------

          Operating profit         360,228          419,853             628,762          789,257

     Depreciation                   41,630           46,367              82,970          120,470
     Segment assets              1,902,536        2,371,946           1,902,536        2,371,946

TPA Segment:
     Revenues                  $ 1,599,713      $ 1,701,709         $ 3,339,130      $ 3,228,382
     Operating expenses          1,540,920        1,354,227           3,220,745        2,742,232
                               -----------      -----------         -----------      -----------
          Operating profit          58,793          347,482             118,385          486,150

     Depreciation                   43,657           31,564              84,901           62,727
     Segment assets              3,245,694        4,651,700           3,245,694        4,651,700

ppoONE.com Segment:
     Revenues                  $   661,041      $   388,187         $ 1,271,196      $   736,717
     Operating expenses            750,950          834,956           1,524,091        1,510,602
                               -----------      -----------         -----------      -----------
          Operating loss           (89,909)        (446,771)           (252,895)        (773,885)

     Depreciation                   24,399           50,776              48,633           72,056
     Segment assets                341,595          298,019             341,595          298,019

ValueCheck Segment:
     Revenues                  $    35,359      $        --         $    67,021      $        --
     Operating expenses            115,599               --             218,359               --
                               -----------      -----------         -----------      -----------
          Operating loss           (80,240)              --            (151,338)              --

     Depreciation                    1,101               --               1,994               --
     Segment assets                119,469               --             119,469               --

A reconciliation of the Company's segment revenues, operating profit (loss) and segment assets to the corresponding consolidated amounts as of and for the three and six month periods ended June 30, 1999 and 1998, are as follows:


                                           For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                  1999             1998               1999            1998
                                              -----------      -----------         -----------      -----------
Segment revenues                              $ 4,364,483      $ 3,885,761         $ 8,804,194      $ 7,644,813

Intercompany revenues                             501,805          281,703           1,029,281          560,798
                                              -----------      -----------         -----------      -----------
     Consolidated revenues                    $ 3,862,678      $ 3,604,058         $ 7,774,913      $ 7,084,015
                                              ===========      ===========         ===========      ===========

Segment operating profit                      $   248,872      $   320,564         $   342,914      $   501,522
Corporate expenses, net                           375,212          345,215             757,987          719,862
                                              -----------      -----------         -----------      -----------
     Consolidated operating loss              $  (126,340)     $   (24,651)        $  (415,073)     $  (218,340)
                                              ===========      ===========         ===========      ===========


                            June 30, 1999    December 31, 1998
                            -------------    -----------------
Segment assets               $ 5,609,294       $ 4,309,347
Corporate assets               8,266,590         9,925,079
                             -----------       -----------
     Consolidated assets     $13,875,884       $14,234,426
                             ===========       ===========

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 1999, the holders of the remaining principal balance of $850,000 of convertible seller notes converted into 161,903 shares of common stock. In addition, the Company sold in a private transaction 38,000 shares of common stock for $294,500 and employees holding stock options for 6,547 shares of common stock exercised the options for an aggregate exercise price of $28,380.

                       SUPPLEMENTAL FINANCIAL INFORMATION


On July 23, 1999, the Company issued a press release announcing its move to the Nasdaq SmallCap Market.

On July 26, 1999, the Company's common stock moved from the Nasdaq National Market to the Nasdaq SmallCap Market via an exception from the Net Tangible Assets requirement of the maintenance criteria for continued listing on the Nasdaq SmallCap Market. While the Company failed to meet the Net Tangible Assets test as of July 26, 1999, the Nasdaq Listing Qualifications Panel (the "Panel") granted the Company a temporary exception from this standard, subject to the Company meeting certain conditions, including reaching a level of Net Tangible Assets of at least $2.5 million by August 16, 1999.

The Panel also required the Company to file publicly with the Securities and Exchange Commission a pro forma balance sheet evidencing the required level of Net Tangible Assets. Accordingly, the Company is filing herewith its unaudited pro forma condensed consolidated balance sheet as of June 30, 1999 and the notes thereto, reflecting certain transactions between June 30, 1999 and August 16, 1999 which increased the Company's Net Tangible Assets to the required level.



         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

The historical consolidated balance sheet at June 30, 1999 is derived from the Company's unaudited financial statements. In management's opinion, the Company's unaudited financial statements at June 30, 1999, and for the six months then ended, include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position at June 30, 1999.

The unaudited pro forma condensed consolidated balance sheet is presented on
(i) a historical basis, and (ii) as if the Company had completed the sale of 38,000 shares of common stock in a private transaction, subordinated convertible notes in the aggregate principal amount of $850,000 were converted into 161,903 shares of common stock, stock options covering 6,547 shares of common stock were exercised and the sale of the Dallas division of the Company's TPA subsidiary had been completed on or before June 30, 1999.

The pro forma adjustments are based upon available information and actual transactions which have occurred since June 30, 1999 and prior to the filing date. In the opinion of management, all adjustments necessary to fairly present the pro forma condensed consolidated balance sheet have been made. The unaudited pro forma condensed consolidated balance sheet is provided for informational purposes only and does not purport to be indicative of the financial results that would have been reported had such events actually occurred on the dates specified.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES
                 Pro Forma Condensed Consolidated Balance Sheet

                                                                           HISTORICAL                            PRO FORMA
                                                                         JUNE 30, 1999    ADJUSTMENTS          JUNE 30, 1999
                                                                         -------------    ------------         -------------
                            ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                       $    880,302 )   $    294,500  (1)     $  1,203,182
                                                                                      )         28,380  (3)
         Accounts receivable, trade and other current assets                3,853,701                              3,853,701
         Accounts receivable other                                             63,249          175,000  (4)          238,249
                                                                         ------------                           ------------
         Total current assets                                               4,797,252                              5,295,132
                                                                                                                           0
LONGTERM RECEIVABLE FROM SALE OF DIVISION                                                      300,000  (4)          300,000
GOODWILL, NET                                                               6,414,276         (336,000) (4)        6,078,276
PROPERTY AND EQUIPMENT AND OTHER
   NONCURRENT ASSETS                                                        2,664,356          (27,000) (4)        2,637,356
                                                                         ------------     ------------          ------------
TOTAL ASSETS                                                             $ 13,875,884     $    434,880          $ 14,310,764
                                                                         ============     ============          ============

                    LIABILITIES AND EQUITY

CURRENT LIABILITIES
         Accounts payable trade and other current liabilities            $  2,801,765                           $  2,801,765
         Accrued liabilities                                                  672,128          112,000  (4)          784,128
         Current portion of longterm debt                                     947,087         (200,000) (2)          747,087
                                                                         ------------                           ------------
         Total current liabilities                                          4,420,980                              4,332,980

NONCURRENT LIABILITIES
         Longterm debt, net of current portion                              1,302,493         (650,000) (2)          652,493
         Deferred gains                                                       743,917                                743,917

SHAREHOLDERS' EQUITY                                                                  )        294,500  (1)
         Common stock and additional paidin capital                         6,761,066 )        850,000  (2)        7,933,946
                                                                                      )         28,380  (3)
         Retained Earnings                                                    647,428                                647,428
                                                                         ------------                           ------------
         Total Shareholders' Equity                                         7,408,494                              8,581,374
                                                                         ------------     ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 13,875,884     $    434,880          $ 14,310,764
                                                                         ------------     ------------          ------------


      See Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet

        Notes to Unaudited Pro Forma Condensed Consolidated Balance Sheet



(1) Represents the sale of 38,000 shares of common stock for $294,500 in a private transaction on August 12, 1999.

(2) Reflects the conversion of the remaining principal balance of $850,000 of subordinated convertible notes into 161,903 shares of common stock.

(3) Represents stock options exercised by employees between July 1, 1999 and August 11, 1999.

(4) Reflects the completion of the sale of the Dallas division of the Company's TPA subsidiary and the recording of the sales proceeds and certain selling costs.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998.

(1)  RESULTS OF OPERATIONS

     Net revenues for the three and six months ended June 30, 1999 were up $259,000 or 7% and $691,000 or 10% from the comparable 1998 periods. PPO revenues increased approximately $273,000 for the quarter and $447,000 for the six months primarily due to acquired BHC revenues, which were $677,000 for the quarter and $1,388,000 for the six months, reduced by lower Dallas PPO revenues of $317,000 and $708,000 for the three and six month periods. TPA revenues decreased approximately $102,000 for the quarter primarily due to lost customers in the first six months of 1999 which were not completely offset by revenues from new business signed.

     The net loss for the three and six month periods ended June 30, 1999 was $(881,429), or $(.21) per share and $(1,085,869), or $(.26) per share, compared with net income of $6,521 (less than $.01 per share) and a net loss of $(88,069) or $(.02), for the same periods in 1998. The loss in both 1999 periods included the $1,225,000 loss from the impairment of goodwill attributable to a division of the TPA subsidiary sold subsequent to June 30, 1999, reduced by a deferred tax benefit of $441,000 resulting in a net loss of $(784,000), or $(.19) per share. The additional decline was due primarily to increases in personnel costs and operating expenses more fully discussed below.

     Salaries and wages increased $291,000 or 13% for the three months and $776,000 or 18% for the six months ended June 30, 1999, as compared with the respective prior year periods. Organizational restructuring during the first quarter of 1999 resulted in PPO personnel cost savings in the second quarter while expenses increased due to additional personnel in the PPO as the result of the BHC acquisition, and in the TPA relating to the systems conversion efforts and the Harrisburg acquisition.

     Other operating expenses increased by approximately $116,000 for the three months ended June 30, 1999, or 10%, and $206,000 or 8% for the six months ended June 30, 1999, as compared to the same periods in 1998. The increased expenses were primarily due to licensing fees associated with the new utilization review business, higher telecommunications expense primarily in the TPA, increased business insurance premiums and other increases arising from the acquisitions, reduced by substantially lower access fees paid to affiliate PPO networks because of the relative mix of capitated versus percentage of savings client fees.

     Depreciation and amortization declined approximately $47,000 and $95,000 for the three months and six months ended June 30, 1999, compared to the same periods in 1998, as a result of the Company's write-off of capitalized software development costs in September 1998.

     Other income (expense) declined for the three months and six months ended June 30, 1999, from income of approximately $35,000 and $75,000, primarily interest income, to expense of approximately $32,000 and $76,000, respectively, mainly as the result of interest expense on debt incurred to acquire BHC.

(2)  LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company had net working capital of approximately $376,000 at June 30, 1999, compared with $253,000 at December 31, 1998. Unrestricted cash and cash equivalents were $880,000 at June 30, 1999, compared with $1,113,000 at December 31, 1998. Cash used in operations during the first six months of 1999 was approximately $224,000 compared with cash provided by operations of approximately $223,000 during the same period in 1998.

     Capital expenditures for the purchase of tangible property and equipment were approximately $139,000 for the six months ended June 30, 1999. These expenditures were primarily for data processing equipment for the Company's TPA operations and for leasehold improvements in the ppoONE.com and ValueCheck operations.

     Effective September 1, 1998, a wholly-owned subsidiary of the Company purchased BHC for approximately $4,500,000. The purchase consideration consisted of $2,150,000 cash, an aggregate of $1,000,000 in subordinated convertible notes to the previous shareholders of BHC and common stock of the Company valued at approximately $1,422,000. In connection with the acquisition, the Company obtained bank financing in the form of a $1,600,000 term loan which bears interest at the bank's prime rate plus 1% (9% at June 30, 1999) and is payable in sixty monthly principal installments of $26,667 plus interest through October 2003. The convertible seller notes bear interest at 8.5% and are payable in quarterly principal installments of $50,000 plus interest through October 2003. The notes are convertible into common stock of the Company in $25,000 increments, at a conversion rate of $5.25 per share. On July 6, 1999, the remaining principal balance of $850,000 of convertible seller notes was converted into 161,903 shares of the Company's common stock.

     At June 30, 1999, the Company had $400,000 of outstanding borrowings under its revolving line of credit arrangement. This credit facility, secured by accounts receivable, allows for maximum borrowings of $400,000 and bears interest at the bank's prime rate plus 1% (9% at June 30, 1999).

     In March and May 1999, the Company restructured certain covenants and other terms of the bank agreement. Under the revised terms, the Company made principal reductions of $200,000 on March 31, 1999 and $50,000 on June 15, 1999. An additional principal reduction of approximately $550,000 is required to be paid with a portion of the proceeds from an income tax refund, estimated at $400,000, expected in the third quarter of 1999 and from the sale of 38,000 shares of the Company's common stock for $294,500 subsequent to June 30, 1999. The revised term note includes covenants which impose minimum requirements for cash flow, stockholders' equity and working capital, and is secured by a pledge of certain shares of the Company's wholly-owned subsidiaries. Concurrently, maximum borrowings under the Company's revolving credit facility were reduced from $500,000 to $400,000. Although there can be no assurance, the Company believes that it will be in compliance with its debt covenants throughout 1999.

     Management believes that cash flows from operations, cash on hand, and the borrowing capacity under the Company's line of credit will be sufficient to fund liquidity needs and capital requirements for the fiscal year 1999. During the first quarter of 1999, the Company eliminated certain employee positions and reduced certain other expenses that resulted in approximately $70,000 in salary and other cost savings per month.

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

     The Company began a formal program in 1998 to evaluate, assess and make the needed changes to its core information technology ("IT") systems and applications to comply with Year 2000 issues. Management has completed its review of all essential IT systems and believes that they are Year 2000 compliant with the exception of IT systems used in providing TPA services. Beginning in 1996, the TPA started converting its clients from an operating system that was not Year 2000 compliant to a current Year 2000 compliant claims processing system operated in the software vendor's data center. Such conversion has taken longer than expected and has cost the Company approximately $850,000 to date in non-recurring expenses and is estimated to cost an additional $150,000 in non-recurring expenses during the remainder of 1999 before such conversion is completed.

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

     None

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     ITEM 5 - OTHER INFORMATION

     As of August 1, 1999, the Registrant's third party administration ("TPA") services subsidiary, Diversified Group Administrators, Inc., headquartered in Canonsburg, Pennsylvania completed the sale of its business serviced by its Dallas, Texas division to Group Resources, Inc. of Atlanta, Georgia ("GRI"). The assets sold were primarily accounts serviced from its Dallas office and related business records. The maximum purchase price is $591,287 subject to adjustment based on collections. Under the terms of the purchase agreement, GRI has made one payment of $26,214, shall make two additional payments of $26,214 on September 10, 1999 and October 10, 1999, a payment of $14,240 on October 10, 1999 and 35 monthly payments thereafter based upon a percentage of collections for the accounts sold. The maximum purchase price was derived by a percentage of historical annual revenues. The financial statements filed herewith in Part I reflect a loss from the impairment of goodwill relating to this division and, under Supplemental Financial Information on pages 10, 11 and 12, there is a pro forma balance sheet which reflects, among other things, the effect of the sale. In addition, the Registrant is filing herewith its unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 1999 and for the year ended December 31, 1998 and the notes thereto, reflecting the results as if the sale had been completed at the beginning of such periods.

     UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

     The historical statements of operations are derived from the Company's unaudited financial statements. In management's opinion, the Company's unaudited financial statements at June 30, 1999 and December 31, 1998 and for the six- and twelve-month periods then ended include all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position at June 30, 1999 and December 31, 1998 and the results of operations for the six- and twelve-month periods then ended.

     The unaudited pro forma condensed consolidated statement of operations for the six- and twelve-month periods ended June 30, 1999 and December 31, 1998 is presented on a historical basis and, for the six months ended June 30, 1999, on a historical basis excluding the non-recurring loss from the impairment of goodwill relating to this division, and as if the Company had completed the sale of the business serviced by the Dallas division of its TPA subsidiary.

     The pro forma adjustments are based on available information and upon certain assumptions that the Company believes are reasonable. In the opinion of management, all adjustments necessary to fairly present the pro forma condensed consolidated statements of operations have been made. The unaudited pro forma condensed consolidated statements of operations are provided for informational purposes only and do not purport to be indicative of the financial results that would have been reported had such sale actually occurred on the dates specified.

                                               SIX MONTHS ENDED JUNE 30, 1999               YEAR ENDED DECEMBER 31, 1998
                                     ------------------------------------------------      ------------------------------
                                                        Historical
                                                        Excluding
                                       Historical       Impairment        Pro Forma         Historical        Pro Forma
                                     ------------      ------------      ------------      ------------      ------------
Net revenues                         $  7,774,913      $  7,774,913      $  7,287,130      $ 14,571,673      $ 13,186,762
Loss from operations                   (1,640,073)         (415,073)         (266,884)       (1,895,149)       (1,860,701)
Net loss                               (1,085,869)         (301,869)         (214,481)       (1,188,807)       (1,176,615)
Basic and diluted loss per share     $      (0.26)     $      (0.07)     $      (0.05)     $      (0.30)     $      (0.30)


     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Number         Exhibit Description
     ------         -------------------
     10.1           Agreement for the Purchase and Sale of Assets dated July 30,
                    1999, by and between Diversified Group Administrators, Inc.
                    and Group Resources, Inc.

     27.1           Financial Data Schedule

     (b) Reports on Form 8-K. The Company has not filed any current report on Form 8-K during the second quarter of 1999 covered by this report on Form 10-QSB.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                MEDICALCONTROL, INC.



August 16, 1999                                /s/ John Ward Hunt
                                               ---------------------------------
                                               John Ward Hunt
                                               President and
                                               Chief Executive Officer



                                               /s/ Bob E. Buddendorf
                                               ---------------------------------
                                               Bob E. Buddendorf
                                               Senior Vice President and
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

     Number         Description
     ------         -----------
     10.1           Agreement for the Purchase and Sale of Assets dated July 30,
                    1999, by and between Diversified Group Administrators, Inc.
                    and Group Resources, Inc.

     27.1           Financial Data Schedule