Form 10QSB
period 1999-09-30
MEDICALCONTROL INC
filed 1999-11-15
CIK 897546

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-QSB

-------------------------------------------------------------------------------

(Mark one)
   XX        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  ----       EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
  ----       ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,579,479 shares of Common Stock, $.01 par value as of November 12, 1999.

Transitional Small Business Disclosure Format (Check one): YES     NO  X
                                                               ---    ---

                              MEDICALCONTROL, INC.

              Form 10-QSB for the Quarter ended September 30, 1999

                               Table of Contents


                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION

     Item 1   Consolidated Financial Statements                                       3

     Item 2   Management's Discussion and Analysis or Plan of Operation              11

PART II - OTHER INFORMATION                                                          15

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)


                                                                               September 30,    December 31,
                                   ASSETS                                          1999             1998
                                                                              --------------   --------------
CURRENT ASSETS
      Cash and cash equivalents                                               $      752,375   $    1,112,653
      Restricted cash                                                                395,221          308,002
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $100,000 and $119,000
            at September 30,1999 and December 31, 1998, respectively               1,262,058        1,312,043
      Accounts receivable - premium                                                  344,208          466,980
      Accounts receivable - other                                                    216,706           90,671
      Income tax receivable                                                          236,300          472,691
      Prepaid expenses and other current assets                                      469,877          227,391
      Deferred income taxes                                                          169,028          169,028
                                                                              --------------   --------------
         Total current assets                                                      3,845,773        4,159,459

NOTE RECEIVABLE - OFFICER, including accrued interest                                441,221          421,175
RECEIVABLE FROM SALE OF DIVISION                                                     300,000               --
PROPERTY AND EQUIPMENT, NET                                                        1,554,717        1,697,698
GOODWILL, NET                                                                      6,008,512        7,772,833
INTANGIBLE AND OTHER ASSETS, NET                                                      36,449           97,991
DEFERRED TAXES                                                                       605,513           85,270
                                                                              --------------   --------------

      TOTAL ASSETS                                                            $   12,792,185   $   14,234,426
                                                                              ==============   ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable - trade                                                $      943,090   $      916,826
      Accounts payable - premium                                                     739,429          774,982
      Accrued liabilities                                                            845,790          773,749
      Borrowings under bank line of credit                                           200,000          325,000
      Current portion of long-term debt                                              345,004        1,115,515
                                                                              --------------   --------------
         Total current liabilities                                                 3,073,313        3,906,072

NON-CURRENT LIABILITIES
      Long-term debt, net of current portion                                         365,674        1,554,484
      Deferred gain on sale of option on real estate                                 721,167          789,417

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                               --               --
      Common stock - $.01 par: 8,000,000 shares
         authorized, 4,563,949 and 4,115,409 issued
          in 1999 and 1998, respectively                                              45,640           41,154
      Additional paid-in capital                                                   7,895,995        6,210,002
      Retained earnings                                                              690,396        1,733,297
                                                                              --------------   --------------
         Total stockholders' equity                                                8,632,031        7,984,453
                                                                              --------------   --------------

         TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                          $   12,792,185   $   14,234,426
                                                                              ==============   ==============


  The accompanying notes are an integral part of these financial statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                          For the Three Months Ended       For the Nine Months Ended
                                                                September 30,                   September 30,
                                                         ----------------------------    ----------------------------
                                                             1999            1998            1999            1998
                                                         ------------    ------------    ------------    ------------
NET REVENUES                                             $  3,823,794    $  3,696,742    $ 11,598,708    $ 10,780,757
                                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES
      Salaries and wages                                    2,254,265       2,366,209       7,321,070       6,657,179
      Other operating expenses                              1,316,664       1,511,999       4,066,790       4,055,686
      Depreciation and amortization                           174,892         182,462         547,948         650,160
      Post acquisition charges                                     --         648,097              --         648,097
      Loss from impairment                                         --              --       1,225,000              --
                                                         ------------    ------------    ------------    ------------

         Total operating expenses                           3,745,821       4,708,767      13,160,808      12,011,122
                                                         ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                  77,973      (1,012,025)     (1,562,100)     (1,230,365)
                                                         ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
      Interest expense                                        (30,847)         (1,635)       (152,894)         (6,283)
      Investment income                                        21,908          36,675          65,642         115,529
      Other income                                              1,240           2,465           3,782           3,397
                                                         ------------    ------------    ------------    ------------

         Total other income (expense)                          (7,699)         37,505         (83,470)        112,643
                                                         ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                              70,274        (974,520)     (1,645,570)     (1,117,722)

Income taxes (benefit)                                         27,306        (379,290)       (602,669)       (434,423)
                                                         ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                        $     42,968    $   (595,230)   $ (1,042,901)   $   (683,299)
                                                         ============    ============    ============    ============


Basic earnings (loss) per share                          $       0.01    $      (0.15)   $      (0.24)   $      (0.18)
                                                         ============    ============    ============    ============

Diluted earnings (loss) per share                        $       0.01    $      (0.15)   $      (0.24)   $      (0.18)
                                                         ============    ============    ============    ============

Weighted average common shares outstanding                  4,521,335       3,856,712       4,304,072       3,815,853
                                                         ============    ============    ============    ============

Weighted average common and diluted shares outstanding      4,718,126       3,856,712       4,304,072       3,815,853
                                                         ============    ============    ============    ============




  The accompanying notes are an integral part of these financial statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                           For the Nine Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                             1999            1998
                                                                         ------------    ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net loss                                                              $ (1,042,901)   $   (683,299)
   Adjustments to reconcile net loss
      to net cash provided by operations:
      Depreciation and amortization                                           547,948         650,160
      Amortization of deferred gain on real estate transaction                (68,250)        (60,667)
      Post acquisition charges                                                     --         483,097
      Loss from impairment                                                  1,225,000              --
      Net changes in certain assets and liabilities
            Accounts receivable - trade                                        49,985         866,530
            Accounts receivable - other                                       (19,843)             --
            Income tax receivable                                             236,391        (818,205)
            Prepaid expenses and other current assets                        (261,934)         (8,331)
            Accounts payable - trade                                           26,264         155,091
            Accrued expenses                                                   72,041         106,997
            Deferred income taxes                                            (520,243)             --
                                                                         ------------    ------------

Net cash provided by operating activities                                     244,458         691,373
                                                                         ------------    ------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
      Acquisition, net of cash required                                       (21,000)       (495,645)
      Purchases of property and equipment                                    (169,848)       (341,298)
                                                                         ------------    ------------

Net cash used in investing activities                                        (190,848)       (836,943)
                                                                         ------------    ------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
      Loan to officer, including accrued interest                             (20,046)        (19,238)
      Net (repayments) drawdowns on revolving line of credit                 (125,000)        200,000
      Payments on long-term debt                                           (1,109,321)       (118,511)
      Proceeds from issuance of common stock                                  840,479         307,244
      Acquisition of treasury stock                                                --        (451,000)
                                                                         ------------    ------------

Net cash used in financing activities                                        (413,888)        (81,505)
                                                                         ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (360,278)       (227,075)

Cash and cash equivalents at beginning of period                            1,112,653       2,031,550
                                                                         ------------    ------------

Cash and cash equivalents at end of period                               $    752,375    $  1,804,475
                                                                         ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                            $    174,973    $     11,041
                                                                         ============    ============
Income taxes paid                                                        $         --    $    451,474
                                                                         ============    ============


      Restricted cash at period end                                      $    395,221    $    549,060
                                                                         ============    ============


  The accompanying notes are an integral part of these financial statements.

                     MEDICALCONTROL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

                                  (UNAUDITED)


NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. (the "Company"), a Delaware corporation, is a holding company of healthcare cost management and administrative services companies. The Company is comprised of four main subsidiaries: MedicalControl Network Solutions, Inc., providing managed care services primarily through its preferred provider organization ("PPO") networks, Diversified Group Administrators, Inc., providing third party administration ("TPA") services, ppoONE.com, inc. ("ppoONE.com"), providing PPO management and repricing software and outsourcing services for PPO's and certain network healthcare organizations, and ValueCheck, Inc. ("ValueCheck"), the newly-formed subsidiary providing utilization review and case management services. All significant intercompany transactions have been eliminated. The Company's contracts with its customers are renewable annually and generally permit cancellation upon 30 to 60 days' notice.

In September 1998, MedicalControl Network Solutions, Inc. acquired Business Health Companies, Inc. ("BHC"). See Note 5 for further discussion.

NOTE 2 - BASIS OF PRESENTATION

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The Company believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-KSB.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average dilutive shares outstanding during the period. For the nine-month period ended September 30, 1999 and the three-and nine-month periods ended September 30, 1998, there was no impact from dilutive common equivalent shares since losses were reported in those periods.

In the nine months ended September 30, 1999 and 1998 and the three months ended September 30, 1998, 206,393, 140,796 and 161,160 common equivalent shares were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive for those periods.

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

NOTE 5 - ACQUISITION

Effective September 1, 1998, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding common stock of Business Health Companies, Inc. ("BHC") for approximately $4,500,000 plus liabilities assumed of $264,138 and accrued acquisition costs of $150,000. BHC provides managed care services, primarily through its PPO networks within the 15-county Houston, Texas market. The purchase consideration consisted of $2,150,000 in cash, an aggregate of $1,000,000 in subordinated convertible notes to the previous shareholders of BHC and 270,900 shares of Company stock valued at approximately $1,422,000. The acquisition was accounted for under the purchase method of accounting. The purchase price exceeded the fair value of assets acquired and liabilities assumed which resulted in the recording of goodwill of approximately $4,500,000, which is being amortized over 25 years. Liabilities assumed included $110,000 for severance related expenses for certain employees and other identified contingencies.

NOTE 6 - DEBT

In connection with the acquisition of BHC, the Company obtained bank financing in the form of a $1,600,000 five-year term loan. The Company also issued an aggregate of $1,000,000 in subordinated convertible notes to the selling shareholders of BHC. The bank note bears interest at the bank's prime rate plus 1% (9.25% at September 30, 1999) and is payable in equal monthly installments of principal of $26,667 plus interest. The 8.5% subordinated convertible seller notes were payable in quarterly installments of principal and interest through October 2003 and were convertible into common stock of the Company upon 30 days' notice, in $25,000 increments, at a conversion rate of $5.25 per share. On July 6, 1999, the remaining principal balance of $850,000 of convertible seller notes was converted into 161,903 shares of the Company's common stock.

In conjunction with the bank financing above, the Company's existing $1,000,000 line of credit was terminated and a new revolving credit facility was obtained. This credit facility, secured by accounts receivable, allowed for maximum borrowings of $500,000, since reduced to $400,000 in March 1999, and bears interest at the bank's prime rate plus 1% (9.25% at September 30, 1999). As of September 30, 1999, the Company had availability of $200,000 under its line of credit.

During March and May 1999, the Company restructured the terms and financial covenants of its existing bank term note and revolving line of credit. Under the revised terms of the note agreement, the Company made principal reductions of $200,000 on March 31, 1999, $50,000 on June 15, 1999, $147,000 on August 16,
1999 paid with a portion of the proceeds from the sale of common stock and $407,000 on August 18, 1999 paid with the proceeds from an income tax refund. The revised new term note includes certain revised financial covenants, including minimum net income, stockholders' equity and working capital requirements, and is secured by a pledge of certain shares of the

Company's wholly-owned subsidiaries. The Company is required to make monthly payments of principal and interest, as described above, until the loan is repaid in full in April, 2001. No other modifications were made to this credit facility.

Although there can be no assurance, the Company believes that it will be in compliance with its debt covenants through 1999.

Management believes that cash flows from operations and cash on hand will be sufficient to fund liquidity needs and capital requirements in 1999.

NOTE 7 - SALE OF DIVISION

In August 1999, the Company's TPA subsidiary completed the sale of its unprofitable division located in Dallas, Texas. The sale resulted in an impairment of the goodwill attributable to this division in the amount of $1,225,000, which was reflected as a charge against earnings as of June 30, 1999, reduced by a deferred tax benefit of $441,000.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS

Comprehensive Income

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted SFAS No. 130 effective January 1, 1998. Management believes the impact of SFAS No. 130 was immaterial as there were no items of other comprehensive income for the periods ended September 30, 1999 and 1998.

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

Summary information by segment as of and for the three and six month periods ended September 30, 1999 and 1998, are as follows:

                                 For the Three Months Ended Sept. 30,    For the Nine Months Ended Sept. 30,
                                        1999                1998                1999                1998
                                 ---------------     ---------------     ---------------     ---------------
PPO Segment:
     Revenues                    $     2,049,503     $     1,809,607     $     6,176,350     $     5,489,321
     Operating expenses                1,410,295           1,341,928           4,908,380           4,232,385
                                 ---------------     ---------------     ---------------     ---------------
          Operating profit               639,208             467,679           1,267,970           1,256,936

     Depreciation                         41,915               2,492             124,885             122,962
     Segment assets                    1,733,312           2,122,324           1,733,312           2,122,324

TPA Segment:
     Revenues                    $     1,491,376     $     1,671,168     $     4,830,506     $     4,899,550
     Operating expenses                1,380,077           1,467,567           4,600,822           4,209,799
                                 ---------------     ---------------     ---------------     ---------------
          Operating profit               111,299             203,601             229,684             689,751

     Depreciation                         42,533              34,091             127,434              96,818
     Segment assets                    2,975,261           3,501,666           2,975,261           3,501,666

PpoONE.com Segment:
     Revenues                    $       748,585     $       492,640     $     2,019,781     $     1,229,357
     Operating expenses                  747,948             862,506           2,272,039           2,373,108
                                 ---------------     ---------------     ---------------     ---------------
      Operating profit (loss)                637            (369,866)           (252,258)         (1,143,751)


     Depreciation                         24,460              37,268              73,093             109,324
     Segment assets                      353,925             356,114             353,925             356,114

ValueCheck Segment:
     Revenues                    $        54,942     $            --     $       121,963     $            --
     Operating expenses                  136,180                  --             354,539                  --
                                 ---------------     ---------------     ---------------     ---------------
          Operating loss                 (81,238)                 --            (232,576)                 --

     Depreciation                          1,123                  --               3,117                  --
     Segment assets                       87,955                  --              87,955                  --

A reconciliation of the Company's segment revenues, operating profit (loss) and segment assets to the corresponding consolidated amounts as of and for the three and nine month periods ended September 30, 1999 and 1998, are as follows:

                              For the Three Months Ended Sept. 30,    For the Nine Months Ended Sept. 30,
                                     1999               1998                1999                1998
                              ----------------    ----------------    ---------------     ---------------
Segment revenues               $     4,344,406    $     3,973,415     $    13,148,600     $    11,618,228
Intercompany revenues                  520,612            276,673           1,549,892             837,471
                               ---------------    ---------------     ---------------     ---------------
     Consolidated revenues     $     3,823,794    $     3,696,742     $    11,598,708     $    10,780,757
                               ===============    ===============     ===============     ===============

Segment operating profit       $       669,906    $       301,414     $     1,012,820     $       802,936
Post acquisition charges                    --            648,097                  --             648,097
Loss from impairment                        --                 --           1,225,000                  --
Corporate expenses, net                591,933            665,342           1,349,920           1,385,204
                               ---------------    ---------------     ---------------     ---------------
     Consolidated operating
          profit (loss)        $        77,973    $    (1,012,025)    $    (1,562,100)    $    (1,230,365)
                               ===============    ===============     ===============     ===============


                               Sept. 30, 1999    December 31, 1998
                               ---------------   -----------------
Segment assets                 $     5,228,433    $     4,309,347
Corporate assets                     7,563,752          9,925,079
                               ---------------    ---------------
     Consolidated assets       $    12,792,185    $    14,234,426
                               ===============    ===============

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998.

(1)      RESULTS OF OPERATIONS

         Net revenues for the three and nine months ended September 30, 1999 were up $127,000 or 3% and $818,000 or 8%, respectively, from the comparable 1998 periods. PPO revenues increased approximately $240,000 for the quarter and $687,000 for the nine months primarily due to acquired BHC revenues, which were in the 1998 periods for only the month of September and thus resulted in increases of $468,000 for the quarter and $1,856,000 for the nine months, reduced by lower Dallas PPO revenues of $179,000 and $888,000 for the three-and nine-month periods and lower large claim negotiation revenues beginning in 1999 when this activity was outsourced. TPA revenues decreased approximately $180,000 for the quarter primarily due to lost customers in the first nine months of 1999 which were not completely offset by revenues from new business.

         The Company reported net income of $42,968, $.01 per share, and a net loss of $(1,042,901) or $(.24) per share for the three- and nine-month periods ended September 30, 1999 compared with net losses of $(595,230) or $(.15) per share and $(683,299) or $(.18) for the same periods in 1998. The profitable 1999 third quarter was achieved through a combination of increased revenue and reduced operating expenses more fully explained below. The loss in the nine months ended September 30, 1999 included the $1,225,000 loss from impairment as the result of the sale of a division of the TPA subsidiary sold effective August 1, 1999, reduced by a deferred tax benefit of $441,000 resulting in a net loss of $(784,000), or $(.19) per share. Both of the 1998 periods were impacted by post acquisition charges of $648,000 associated with the BHC acquisition. These charges consisted of a $483,000 write-off of certain capitalized software development costs, $125,000 of special bonuses payable to the CEO and COO of the Company related to the acquisition, and $40,000 of severance related costs.

         Salaries and wages declined $112,000 for the three months and increased $664,000 for the nine months ended September 30, 1999, as compared with the respective prior year periods. Organizational restructuring during the first quarter of 1999 resulted in PPO personnel cost savings in the third quarter despite the additional personnel in the PPO as the result of the BHC acquisition, and in the TPA relating to the systems conversion efforts and the Harrisburg acquisition, which account for the increase in the nine-month period.

         Other operating expenses declined by approximately $195,000 for the three months ended September 30, 1999, or 13%, and increased less than 1% for the nine months ended September 30, 1999, as compared to the same periods in 1998. The trend toward lower operating expenses is the result of cost cutting measures adopted beginning in the first quarter of 1999.

         Depreciation and amortization declined approximately $8,000 and $102,000 for the three months and nine months ended September 30, 1999, compared to the same periods in 1998, as a result of the Company's write-off of capitalized software development costs in September 1998.

         Other income (expense) declined for the three months and nine months ended September 30, 1999, from income of approximately $38,000 and $113,000, primarily interest income, to expense of approximately $8,000 and $83,000, respectively, mainly as the result of interest expense on debt incurred to acquire BHC.

(2)      LIQUIDITY AND CAPITAL REQUIREMENTS

         The Company had net working capital of approximately $772,000 at September 30, 1999, compared with $253,000 at December 31, 1998. Unrestricted cash and cash equivalents were $752,000 at September 30, 1999, compared with $1,113,000 at December 31, 1998. Cash provided by operations during the first nine months of 1999 was approximately $244,000 compared with approximately $691,000 during the same period in 1998.

         Capital expenditures for the purchase of tangible property and equipment were approximately $170,000 for the nine months ended September 30, 1999. These expenditures were primarily for data processing equipment for the Company's TPA operations and for leasehold improvements in the ppoONE.com and ValueCheck operations.

         Effective September 1, 1998, a wholly-owned subsidiary of the Company purchased BHC for approximately $4,500,000 plus liabilities assumed of $264,138 and accrued acquisition costs of $150,000. The purchase consideration consisted of $2,150,000 cash, an aggregate of $1,000,000 in subordinated convertible notes to the previous shareholders of BHC and common stock of the Company valued at approximately $1,422,000. In connection with the acquisition, the Company obtained bank financing in the form of a $1,600,000 term loan which bears interest at the bank's prime rate plus 1% (9.25% at September 30, 1999) and is payable in equal monthly principal installments of $26,667 plus interest. The 8.5% convertible seller notes were payable in quarterly principal installments of $50,000 plus interest through October 2003 and were convertible into common stock of the Company in $25,000 increments, at a conversion rate of $5.25 per share. On July 6, 1999, the remaining principal balance of $850,000 of convertible seller notes was converted into 161,903 shares of the Company's common stock.

         At September 30, 1999, the Company had $200,000 of outstanding borrowings under its revolving line of credit arrangement. This credit facility, secured by accounts receivable, allows for maximum borrowings of $400,000 and bears interest at the bank's prime rate plus 1% (9.25% at September 30, 1999).

         In March and May 1999, the Company restructured certain covenants and other terms of the bank agreement. Under the revised terms, the Company made principal reductions of $200,000 on March 31, 1999, $50,000 on June 15, 1999, $147,000 from a portion of the proceeds from the sale of 38,000 shares of the Company's common stock for $294,500 on August 16, 1999 and $407,000 on August 18, 1999 paid with the proceeds from an income tax refund. The revised term note includes covenants which impose minimum requirements for net income, stockholders' equity and working capital, and is secured by a pledge of certain shares of the Company's wholly-owned subsidiaries. Concurrently, maximum borrowings under the Company's revolving credit facility were reduced from $500,000 to $400,000. Although there can be no assurance, the Company believes that it will be in compliance with its debt covenants throughout 1999.

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

         The Company began a formal program in 1998 to evaluate, assess and make the needed changes to its core information technology ("IT") systems and applications to comply with Year 2000 issues. Management has completed its review of all essential IT systems and believes that they are Year 2000 compliant with the exception of IT systems used in providing TPA services. Beginning in 1996, the TPA started converting its clients from an operating system that was not Year 2000 compliant to a current Year 2000 compliant claims processing system operated in the software vendor's data center. Such conversion has taken longer than expected and has cost the Company approximately $950,000 to date in non-recurring expenses and is estimated to cost an additional $50,000 in non-recurring expenses during the remainder of 1999 before such conversion is completed.

         The Company's primary PPO IT systems and applications have been developed and placed into production within the past twenty-four months. Accordingly, such systems and applications were developed employing contemporary software tools to be Year 2000 compliant from their initial design phase. Management used best efforts to inventory and evaluate all non-essential software programs and hardware used in the Company's business. Non-compliant systems are being replaced, modified or outsourced. The Company has communicated, and will continue to communicate, with its suppliers, financial institutions and others with which it does business to monitor and evaluate Year 2000 conversion progress.

         With regard to non-IT systems, such as general office security systems and phone systems, the Company has evaluated such systems and has remediated and upgraded the systems so that they now are compliant. The expenditures related to these activities approximated $15,000.

         Other than the system conversion in the TPA mentioned above, direct expenditures associated with Year 2000 issues, excluding costs associated with the development of the underlying core IT systems, have been immaterial to date and have been funded through the Company's normal IT operations budget.

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

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

         None

         ITEM 2 - CHANGES IN SECURITIES

         On August 12, 1999, the Company sold 38,000 shares of its Common Stock to Mr. Stuart Hunt at $7.75 per share in a private placement. The Company received $294,500 in cash. Mr. Hunt was granted piggy-back registration rights in the transaction. This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) and 4(6) of that Act. No underwriters were involved in the transaction.

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



                                        MEDICALCONTROL, INC.



November 15, 1999                       /s/ John Ward Hunt
                                        -------------------------------------
                                        John Ward Hunt
                                        President and
                                        Chief Executive Officer



                                        /s/ Bob E. Buddendorf
                                        -------------------------------------
                                        Bob E. Buddendorf
                                        Senior Vice President and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27.1              Financial Data Schedule