Form 10KSB
period 1999-12-31
MEDICALCONTROL INC
filed 2000-03-30
CIK 897546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         Commission File Number 1-11922

                              MEDICALCONTROL, INC.
                         -----------------------------
                 (Name of small business issuer in its charter)

         Delaware                                            75-2297429
-------------------------------                         ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

8625 King George Drive, Suite 300
Dallas, Texas                                                   75235
-------------------------------                         ---------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $15,340,060.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of March 24, 2000: $33,235,040*

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,664,567 shares of Common Stock, $.01 par value as of March 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the Proxy Statement for 2000 Annual Meeting of Shareholders of MedicalControl, Inc. are incorporated by reference into
        Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format:         Yes [ ]        No [X]

*The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $7.125, the last sales price of the Registrant's common stock as of March 24, 2000, such date being within 60 days prior to the date of filing.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Private Securities Litigation Reform Act and is including this statement in its Annual Report on Form 10-KSB in order to do so. From time to time the Company's management may wish to make forward-looking statements based upon management expectations to inform more fully existing and potential shareholders regarding various matters, including without limitation, projections regarding future income, completion of networks, future growth, future products and plans, as well as predictions as to the timing and success of specific projects. Such forward looking statements are generally accompanied by words such as "believes," "anticipates," "estimate," "predict" or "expect" and similar expressions that convey the uncertainty of future events or outcomes.

The factors identified in this Form 10-KSB under "Risk Factors" are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Such statements are subject to certain risks and uncertainties, over which the Company has no control, which could cause actual results to differ materially from those projected. Such forward looking information could be affected by changes in laws and regulations, interest rates, liquidity issues, the rate of sales growth, price and product competition, new product introduction and social and economic conditions, such as increased competition in the managed care or healthcare industry and the amount, type and cost of financing available to the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking projections. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date thereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company, in this report, as well as the Company's periodic reports on Forms 10-QSB and 8-K filed with the Securities and Exchange Commission.


                                TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------
                                     PART I

Item 1   Description of Business .............................................................    3
Item 2   Description of Properties ...........................................................   22
Item 3   Legal Proceedings ...................................................................   22
Item 4   Submission of Matters to a Vote of Security Holders .................................   22

                                     PART II

Item 5   Market for the Registrant's Common Equity and Related Stockholder Matters ...........   23
Item 6   Management's Discussion and Analysis of Financial Condition and Results of Operations   23
Item 7   Financial Statements ................................................................   25
Item 8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    25

                                    PART III

Item 9   Directors and Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act....................................................   26
Item 10  Executive Compensation ..............................................................   26
Item 11  Security Ownership of Certain Beneficial Owners and Management ......................   26
Item 12  Certain Relationships and Related Transactions ......................................   26

                                     PART IV

Item 13  Exhibits and Reports on Form 8-K ....................................................   26

IMPULSE(TM) and ppoONE.com(TM) are trademarks of ppoONE.com, inc. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         MedicalControl, Inc. (the "Company") is a holding company comprised of related operating companies serving the managed care industry and providing health benefit plan administration services. The Company's four subsidiaries are ppoONE.com, inc. ("ppoONE.com"), providing Internet e-health solutions for preferred provider organizations ("PPO"), MedicalControl Network Solutions, Inc. ("MedicalControl"), providing managed care services primarily through its preferred provider networks, ValueCheck, Inc. ("ValueCheck"), providing utilization review and case management, and Diversified Group Administrators, Inc. ("Diversified"), providing third party administration ("TPA") services. Each subsidiary is accounted for as a separate segment of the Company. For financial information on each segment, see Note 3 to the Consolidated Financial Statements.

DESCRIPTION OF OPERATING COMPANIES

GENERAL

         ppoONE.com, using its proprietary application software, database structures and reports, is an Internet based Application Service Provider (ASP) delivering enterprise software solutions for PPOs and other healthcare provider network organizations. ppoONE.com enables such entities and their clients to manage provider data, contract data and client data, reprice healthcare claims to reflect negotiated rates and to produce data analyses. During the first quarter of 1998, ppoONE.com began formally marketing its ASP software and Internet-based data center services.

         MedicalControl, acting as a preferred provider organization ("PPO"), contracts with hospitals, physicians and ancillary providers providing access to comprehensive healthcare services on behalf of its clients and their employees or members at negotiated, discounted rates. MedicalControl reprices resulting network provider claims to reflect negotiated terms as well as provides healthcare data analyses, reporting and related healthcare cost containment programs.

         ValueCheck, a utilization review and case management company, began doing business January 1, 1999. Utilization review and case management represents a complementary product for both MedicalControl's PPO and Diversified's TPA businesses and has potential value for many of the same target clients and market segments. Diversified and MedicalControl began marketing ValueCheck services in the fall of 1998 to their clients. As of January 1, 2000, ValueCheck was providing service to over 200 employer clients representing 62,000 member lives.

         Diversified provides a comprehensive range of administration services to self-funded benefit plans, insurance companies, provider-based organizations and other benefit management organizations. Diversified provides complete benefit plan review, design and administrative services in the administration of comprehensive employee benefit programs and risk management activities. Diversified currently administers over 250 self-funded benefit plans with clients ranging from 50 to 4,000 employees. Current total covered lives exceed 90,000 members located in 49 states. In 1998, Diversified entered the Taft-Hartley and student accident markets.

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

INDUSTRY OVERVIEW

         It has been estimated that there are over 700,000,000 healthcare claims repricing transactions per year. Historically, many PPOs and other networks have developed specialized in-house software applications to reprice claims and maintain provider data. Such systems are typically expensive, costly to support and maintain and do not offer flexible and enterprise-wide access to data. Most of these systems are not designed to meet the need for real-time information or actions. The widespread adoption of distributed client-server computing has provided organizations with a much greater ability to access and manipulate stored information but also has created the need for third-party vendors of packaged software solutions that provide better functionality and reliability than traditional in-house applications.

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

         Utilization review and case management services are provided by various companies including companies that specialize in such services as well as PPOs, TPAs and insurance companies that perform the services as a complement to their other products. In November 1999, United Health Care, the nation's second largest health insurer, announced that they would reduce the number of providers requiring precertification (utilization review). Other HMOs and insurers have follow suit, which could adversely impact ValueCheck's market opportunity.

         Employers and other healthcare purchasers have encouraged the development or expansion of alternative forms of healthcare delivery and financing. Currently, over 78% of employers have opted for some type of self-insurance. Under a self-funded benefit program, an employer retains the obligation of funding claims, frequently acquiring reinsurance to provide protection against claims exceeding specific or aggregate amounts. By adopting self-funding programs and using the plan administration services of TPAs and other managed care services, employers may experience lower costs and obtain other advantages over traditional insurance. The stop-loss market has experienced significant losses recently leading to diminishing capacity and significantly higher premiums for existing and potential clients. In addition, some self-insured plans have been unable to obtain affordable stop-loss coverage, which required the employer to use a fully insured product.

APPLICATION SERVICE PROVIDER AND PPO ENTERPRISE SOFTWARE SERVICES - PPOONE.COM

         ppoONE.com is dedicated to providing PPOs with enterprise PPO administration software and Internet data center services. Currently, ppoONE.com offers two types of products: (i) its proprietary PPO management software referred to as IMPULSE(TM) and (ii) ppoONE.com's ASP solution for Internet claims repricing and PPO data management solutions. Target markets for ppoONE.com products are PPOs, medical provider groups, insurance carriers, third party administrators and other managed care companies offering or utilizing healthcare provider networks. During the spring of 1997, ppoONE.com began servicing its first client, MedicalControl, and its second client in the fall of 1997, Business Health Companies, Inc., which the Company subsequently purchased in September 1998. During 1999, ppoONE.com signed several new clients including a large insurance conglomerate and independent and provider owned PPOs.

         ppoONE.com's PPO claims repricing and data management software is a comprehensive PPO enterprise solution based on a client/server technology architecture. A new product, expected to be available in the second quarter of 2000, is Internet based and utilizes an n-tiered, scaleable, redundant and distributed architecture that can support virtually unlimited capacity and growth. Both platforms employ an Oracle(TM) relational database and state-of-the-art user interfaces. ppoONE.com's technology allows clients to reprice claims, perform customer service and manage enterprise PPO data via Internet access to ppoONE.com's data center. ppoONE.com's products provide faster response times and require fewer keystrokes than most systems therefore reducing errors while increasing efficiency. The system also has the ability to track claims status for improved customer service.

         Among many other state-of-the-art features, ppoONE.com allows the electronic transmission and receipt of healthcare provider claims. ppoONE.com is well positioned to assist clients in complying with governmental, HIPAA and HCFA regulations. ppoONE.com can receive and transmit electronic claims from facilities and physicians which reduces the costs associated with manual input of claims data. Once ppoONE.com receives the claims data electronically, certain claims can be automatically repriced without human intervention, again reducing manual input costs.

ppoONE.com SOLUTION

         ppoONE.com intends to continue to redefine and streamline the claims repricing process and dramatically reduce expenses and improve service for its clients by providing a high value proposition, an e-health B2B (business to business) PPO claims repricing solution accessible by both PPOs and payor organizations. Payors will be able to access ppoONE.com's e-health B2B solution for (i) web-browser, XML and EDI claims repricing, (ii) network provider information, (iii) marketing information and (iv) extensive reporting. ppoONE.com's e-health solution may alter the fundamental industry equation between payors and PPOs by eliminating significant expense, redundancy, errors and claims payment delays.

         ppoONE.com is leading a revolution in the distribution and information exchange between healthcare payors and PPOs as the first Application Service Provider (ASP) solution available via the Internet. ppoONE.com member PPOs are charged a small up-front installation fee and an ongoing transaction fee based on claims repricing volumes and optional service usage. For PPOs, ppoONE.com's ASP product represents a complete enterprise solution as well as a link to ppoONE.com's e-health B2B claims repricing solution.

Market Size and Revenue Sources

         The basic business model calls for ppoONE.com to derive its primary revenue source from claims repricing transaction fees in addition to other optional services including reports, implementation fees, custom programming, directory production, web site hosting and more. The current annual market size for ppoONE.com's product solution approaches $175,000,000 based upon 700,000,000 claims repricing transactions.

         ppoONE.com is projected to process in excess of 10,000,000 claims per year in 2000, and additional sales may increase volumes. While the primary revenue source is from claims repricing transaction fees, other revenue generators include reports, product implementation, custom programming, professional services and PPO directory production.

PRODUCTS AND SERVICES FOR PAYOR ORGANIZATIONS

         The central role and value proposition provided by ppoONE.com is in service of two primary as well as several secondary constituencies. The most important services relate to healthcare benefit payor organizations and their access to and exchange of PPO services, claims repricing information and related services.

1. ppoONE.com intends to make available to all payor organizations one source, 24x7 Internet access to claims repricing, healthcare provider data administration, reference information and administrative support.

2. ppoONE.com intends to consolidate and streamline payors interface with all participating PPOs providing a state-of-the-art, Internet-accessible claims repricing and administration solution.

Benefits

   o Administrative Simplicity and Reduced Costs: Payors will not need to load, maintain or update PPO data on their adjudication system. All PPO claims repricing will be achieved through ppoONE.com's e-health B2B solution.

   o Maximize Client/Plan Savings: Payor reduces the frequency of "missed" discount opportunities due to non-current information or delayed processing.

   o Achieve Superior Client Service and Claim Turnaround: Claims may be received by payor directly from healthcare provider. PPO repricing lag, lost/misrouted claims and claim repricing errors are reduced and immediate claims data capture and payor system claim recognition allows superior customer service response/assistance. Claims may be repriced on-line, real time versus a common 5 to 30 day turnaround by the PPO.

PRODUCTS AND SERVICES FOR PPOS

1. ppoONE.com provides an ASP enterprise software solution for each member PPO and their client/payors accessible via the Internet.

2. ppoONE.com provides PPOs the capability to support payor-clients with Internet access, marketing, distribution and repricing services 24 hours a day, 365 days per year.

Benefits:

 o Superior Payor Services and Options: PPO sells payor convenience, simple administration, reduced payor costs, superior repricing services and excellent potential claims turnaround.

 o Simplify Administration and Payor Service: PPO will be able to load, update and maintain all network provider demographic and fee schedule data on ppoONE.com's Internet Data Center - once. This will eliminate the requirement to distribute/support "n" payors with "n" instances of initial provider and fee schedule data loads, monthly/quarterly updates, payor system installations, remote terminals/users, payor training and more.

 o State-of-the-Art Technology/System Support: Member PPOs utilize the latest technology, state-of-the-art administration and repricing system from ppoONE.com permitting focus on core competencies, i.e., marketing, network development, provider relations, client and customer services.

 o Reduce Technology and Systems Overhead: Reduce or eliminate member PPO requirement to purchase and maintain PPO administration and repricing software, hardware and telecommunications network. Through ppoONE.com, member PPOs gain state-of-the-art information systems, claims outsourcing options and ability to deliver exceptional client services.

 o Reduce Claims Department Costs: Member PPOs reduce operating costs utilizing ppoONE.com's state-of-the-art repricing and data management systems achieving highest rates of accuracy and productivity. Additionally, where affiliate networks are ppoONE.com members, the work associated with the maintenance of affiliate network provider data and fee schedules can be eliminated.

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

         In September 1998, MedicalControl purchased Business Health Companies, Inc. ("BHC"), a leading Houston, Texas-based managed care organization that enhanced significantly MedicalControl's Texas network offering. BHC owns the Houston Healthcare Purchasing Organization ("HHPO") preferred provider organization. The HHPO network currently includes 70 hospitals, over 7,200 contracted physicians in addition to ancillary providers. In addition to managing its provider network, the HHPO issues an annual Quality Data Study of Houston Hospitals which evaluates the quality performance of 46 Houston area hospitals in 4 categories: mortality rates, medical complications, length of stay and average charge per patient. Since the acquisition, BHC operates as a subsidiary of MedicalControl providing its greater Houston PPO network and as the Houston component of MedicalControl's Texas network.

         As of December 31, 1999, MedicalControl had over 428 clients comprising more than 280,000 employees or plan members and representing over 640,000 covered lives. Through the Company's directly-contracted and affiliate provider networks, the Company's clients have access to more than 2,300 hospitals and 185,000 physicians and other healthcare providers nationwide. Significant concentrations of covered employees or plan members reside in Dallas, Fort Worth, San Antonio and Houston, Texas in addition to the States of Louisiana, New Mexico, California, Florida, Illinois, Ohio, Oklahoma and Pennsylvania.

PRODUCTS AND SERVICES

         MedicalControl provides a variety of managed care products including quality, cost effective PPO networks, claims repricing, and healthcare data analyses and reports. MedicalControl is also exploring ways to expand service offerings by selling third party services complementing the PPO such as prescription drug cards, dental PPOs or vision programs.

         MedicalControl offers the following types of PPO networks:

         MedicalControl Hospital Network -- a network of more than 2,354 acute care hospitals and 4,516 ancillary facilities available through both direct agreements and affiliate network agreements in 43 states.

         MedicalControl Physician Network -- a network of more than 185,000 physicians in addition to chiropractors, physical therapists and other healthcare professionals through both direct agreements and affiliate network agreements.

         Contracted network providers have agreed to accept, as payment in full, negotiated fee schedules in place of the current charges providers bill to non-network patients for the same procedures and services. As a result of the Company's negotiated fee schedules available through its Texas hospital network, the Company's clients achieve average savings of over 30% between billed charges and MedicalControl's negotiated, discounted rates. In addition to hospitals and facilities, MedicalControl also contracts with physicians. MedicalControl evaluates and verifies the credentials of physicians in MedicalControl's directly contracted Texas and New Mexico networks in accordance with established standards and the American Accreditation HealthCare Commission/URAC accredits its credentialing process.

         MedicalControl reprices network provider claims based on negotiated fee schedules and provides clients the option to reprice their own claims. In providing in-house claims repricing services for the year-ended December

31, 1999, the Company processed over 498,000 claims in an average of 1.8 calendar days with an accuracy rate of over 97% for all errors and 97% for those errors affecting repriced amounts. MedicalControl uses ppoONE.com's proprietary software system, IMPULSE(TM), to reprice network provider claims. This system allows claims payors to reprice claims and perform customer service functions remotely via Internet access to the system, provides faster response times and requires fewer keystrokes, therefore reducing errors while increasing efficiency. ppoONE.com's system also has the ability to track claims status for improved customer service.

         MedicalControl provides extensive client specific healthcare reports to its clients. ppoONE.com's system automatically produces a variety of comprehensive utilization and savings reports on a scheduled basis. MedicalControl can also create efficient ad hoc and custom reports with advanced report writing tools. Clients have access to a catalog of over 180 standard reports identifying information related to services and network utilization, savings analyses, provider networks and claims production activity. MedicalControl can produce these reports and other needed data in hard copy or electronically, providing it to clients via diskette or the Internet.

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

PROVIDER ARRANGEMENTS AND SERVICES

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

         In addition, MedicalControl contracts with other PPO networks to provide PPO network access, as needed, in many regions outside of Texas and New Mexico. MedicalControl also maintains affiliate relationships in the southwestern United States to supplement its own network. MedicalControl has such affiliate network relationships in the States of Alabama, Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Indiana, Louisiana, Nevada, Michigan, Mississippi, Montana, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, Washington and Wisconsin.

         As of December 31, 1999, the approximate number of MedicalControl's contracted providers was:


                                                                 Primary Care     Specialists        Total
                                   Hospitals      Ancillaries    Physicians(1)    Physicians      Physicians
                                 -------------   -------------   -------------   -------------   -------------
Directly Contracted                        554           1,176           6,301           7,703          15,734
Contracted through Affiliates            1,800           3,340          65,900          99,200         170,240
                                 -------------   -------------   -------------   -------------   -------------
Total                                    2,354           4,516          72,201         106,903         185,974
                                 =============   =============   =============   =============   =============

--------------------------

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

         MedicalControl was the first PPO in the nation to have its physician credentialing process accredited by the American Accreditation HealthCare Commission/URAC as applied to its Texas and New Mexico directly contracted networks. Management believes that MedicalControl's credential standards are more stringent than many other PPOs. In the credentialing process, MedicalControl, using primary source verification, confirms that a physician meets the established MedicalControl standards. In instances when contracting with larger physician or provider groups, having confirmed that a provider group credentials to MedicalControl's standards, MedicalControl may delegate the credentialing function to that provider group.

MARKETING

         MedicalControl principally markets its managed healthcare services to self-insured employers, insurance companies, third party administrators and managed care organizations with large concentrations of employees or participants within the southwestern United States. MedicalControl markets its products and services through an employed sales staff, independent sales agents and third parties such as TPAs and insurance companies. MedicalControl has placed greater emphasis on marketing to TPAs, insurance companies and other third parties that, in turn, market MedicalControl's PPO to their clients. MedicalControl has developed marketing programs designed to emphasize the unique aspects of its network products, other managed care services and its reputation for quality service. MedicalControl provides marketing services through its corporate office in Dallas, Texas and in its Houston, Texas office.

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

         MedicalControl charges its clients for access to its PPO network or networks on either a percentage of savings or a per employee per month ("PEPM") basis. For the fiscal years ending December 31, 1999, 1998 and 1997, MedicalControl derived 44%, 67% and 72%, respectively, of its PPO revenue from access fees based on the percentage of savings method. For percentage of savings clients, the actual savings upon which MedicalControl's fees are based is the difference between what the client or payor would have paid without MedicalControl's intervention and the final bill (reflecting the discounted adjustment) actually paid. The percentage and aggregate revenue recognized by MedicalControl varies depending on the number of enrollees, their levels of utilization of PPO provider services and the networks selected by the client. The PEPM fee basis provides MedicalControl with an expected level of payment that is not contingent or dependent upon utilization levels or savings. The number of clients that use the PEPM basis has increased during the past three years. MedicalControl believes that its pricing is competitive with the market.

UTILIZATION REVIEW AND CASE MANAGEMENT

         ValueCheck began providing utilization review and case management as of January 1, 1999. The Company launched ValueCheck because of what management believes is an unmet market need for efficient, basic and cost-effective utilization review and case management services. In addition, utilization review and case management is a complementary product for PPO and TPA services. ValueCheck products can be sold to the same customer and ValueCheck adds value to the PPO and TPA offering. ValueCheck's management team brings over 50 years of sales, product, operations and Medical Director experience in the utilization review and case management industry to this business.

         ValueCheck's basic utilization review program combines review of medical necessity and the appropriateness of an inpatient setting. High-risk medical cases are identified for special tracking because such cases have the greatest potential for financial impact. According to data derived from more than 500,000 hospital admissions, more than 50% of all inpatient admissions generally follow a consistent treatment course, therefore, outcomes are not significantly influenced by aggressive utilization review. ValueCheck monitors these medically uncomplicated cases from pre-certification through discharge to ensure they do not become complicated or deviate from their expected treatment course. However, in cases where treatments and outcomes are not consistent, ValueCheck employs intensive management techniques to optimize patient outcomes and maximize cost savings. ValueCheck incorporates three components to its utilization review process: review of procedure and medical necessity, length-of-stay determination and negotiation of the treatment plan and alternative care.

         Throughout the utilization review process, ValueCheck nurses review the medical necessity of an inpatient stay using nationally accepted medical guidelines. In instances where the treating physician requests days that are unsupported by these guidelines, a ValueCheck physician advisor will review and discuss the case with the treating physician. This process continues until the patient is discharged or until medical guidelines are no longer met by the patient's condition or treatment plan. ValueCheck's review specialists maintain on-going contact with the treating physician to ensure the patient stay in an acute care setting lasts only as long as medically necessary.

         ValueCheck uses a range of medical guidelines to support the utilization review process. They are designed to promote discussion and negotiation with the patient's treating physician, ensure consistent case reviews, enhance review nurses' cross-discipline clinical knowledge and establish proactive information exchange and negotiation capabilities. These guidelines are screening tools used by ValueCheck's review specialists that allow consistent evaluation of the appropriate level of care and treatment planning. The use of such guidelines does not, however, replace the expertise and important contribution of ValueCheck's nurses or physicians. ValueCheck uses the following guidelines for evaluation and decision making during the review process:

          MILLIMAN AND ROBERTSON OPTIMAL RECOVERY GUIDELINES (ORGs): ORGs provide day-by-day treatment plans for patients under age 65 with no significant co-morbidities or complications. They are based on the CPT (procedure) and ICD-9 (diagnosis) codes relevant to the patient's condition and planned treatment. ORGs provide the equivalent of medical guidelines, length-of-stay guidelines and outpatient procedure/treatment alternatives for uncomplicated medical, surgical and pediatric admissions. They also include guidelines for extending an admission.

          MEDADVICE 2001 CLINICAL GUIDELINES: These guidelines provide on-line diagnosis specific review guidelines that are used by clinical staff to support medical review decisions. They were developed by the vendor's research and development team and are thoroughly reviewed and approved by the vendor's medical director and physician panel prior to implementation.

          HCIA LENGTH-OF-STAY (LOS) TABLES: HCIA LOS standards are based on all payor data gathered from nearly 11 million actual inpatient records, representing 1 of every 3 discharges from hospitals in the United States annually. These standards provide norms for both simple and more complex patients. Each patient is unique, and HCIA's LOS tables are sensitive to those differences.

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

         ValueCheck's case managers will direct patients to network providers whenever possible. If the patient does not participate in a PPO plan or there is not a network provider available, the case manager will negotiate a discounted fee with the service provider with the goal of securing high quality, lower cost outpatient and home health care services.

THIRD PARTY ADMINISTRATION BUSINESS

         Diversified provides a comprehensive range of administration services to self-funded benefit plans, insurance companies, provider-based organizations and other benefit management organizations. Diversified provides complete benefit plan review, design and administration services to administer comprehensive employee benefit programs and risk management activities. Diversified currently administers over 250 self-funded benefit plans fully insured with clients ranging from 50 to 4,000 employees. Current total covered lives exceed 90,000 members located in 49 states. Diversified administers fully-insured student accident policies covering an additional 200,000 participants.

PRODUCTS AND SERVICES

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

         Diversified also maintains and manages the relationships and interfaces with insurance carriers who provide risk-taking products for Diversified's clients. Diversified files claims with carriers on behalf of clients in many lines of coverage including specific and aggregate stop-loss, life and accidental death, disability income and insured medical, dental and vision products.

         The stop-loss market has experienced significant losses recently leading to diminishing capacity and significantly higher premiums for existing and potential clients. In addition, some self-insured plans have been unable to obtain affordable stop-loss coverage, which required the employer to use a fully-insured product.

         In 1996, Diversified entered into a joint venture arrangement with The Initial Group, a Knoxville, Tennessee provider-owned PPO. St. Mary's Health System and Baptist Health System of Knoxville, both of whom are clients of Diversified, own The Initial Group. The Initial Group contracts with hospitals and doctors in an eight county area of Northeastern Tennessee. Diversified and the Initial Group formed the joint venture known as East Tennessee Administrative Services ("ETAS") to develop and market in Knoxville, Tennessee and surrounding areas both self-funded programs and a fully-insured managed care program underwritten by an insurance company. Diversified and The Initial Group each owned 50% of the joint venture and shared equally in revenues and expenses. ETAS introduced a fully-insured product, the Initial Advantage, in July 1997. This product was designed for small and medium-sized employer groups in eastern Tennessee. The insurance company underwriting these products terminated the program in 1999. All groups will replace the program by July 31, 2000. Revenue from this product in 1999 was approximately $275,000. Due to the termination of this program, the ETAS partnership was dissolved in 1999.

         In November 1998, Diversified acquired certain assets located in Harrisburg, Pennsylvania and opened a TPA office in Harrisburg. Harrisburg is important to attracting potential new TPA clients on the East Coast. This new office also administers Taft-Hartley plans and a fully-insured student accident plan which were new markets for Diversified.

MARKETING

         Diversified markets its products and services directly through in-house personnel and through a national network of licensed/approved brokers. Over 95% of new revenues are generated through relationships with existing brokers and clients.

         Diversified believes that clients select Diversified's TPA services for a variety of reasons including flexibility, data processing and claims administration system capabilities, personalized client services, competitive pricing, reputation, market presence and longevity in the industry. Diversified's TPA operations have been in existence for 18 years - significantly longer than most TPAs.

         Diversified believes that future opportunities will be concentrated in marketing risk assumption products of insurance companies and other risk assumers such as fully-insured managed care programs and provider-based risk assumption organizations. Diversified is constantly reviewing auxiliary suppliers for quality products to supplement offerings to clients. As a TPA, Diversified currently offers auxiliary service providers to its clients in the form of 18 insurance carriers, 7 utilization review firms, 36 managed care or PPO networks, 2 employee assistance programs, 2 subrogation firms, 9 prescription drug plans and various other services.

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

         Diversified maintains full client service offices in Canonsburg and Harrisburg, Pennsylvania and Knoxville, Tennessee. In addition to sales and marketing, client service personnel interact with clients on an ongoing basis related to problem resolution, plan modifications and communications with other Diversified personnel.

MANAGEMENT INFORMATION SYSTEMS AND SOFTWARE SYSTEMS

         Effective September 30, 1996, Diversified entered into an agreement with Resource Information Management Systems ("RIMS") for the use of their most current version of software through access to the RIMS Data Center located in Naperville, Illinois. RIMS offers application software serving TPAs and claims administrators performing benefit plan administration, claims adjudication and related functions. Conversion from its former systems to the RIMS Data Center was completed in 1999. Using frame relay telephone lines, each TPA location accesses the RIMS Data Center. Diversified's agreement with RIMS provides continuous access to the most current software versions as may be available and requires that RIMS ensure satisfactory response time and system support, including a disaster recovery program. In addition, Diversified, as a third-party administrator, benefits from improved functionality and productivity through the enhanced software programs and assured year 2000 compliance. The full array of standard as well as ad hoc reporting capabilities is available to Diversified's clients making it easier to exchange data with clients and vendors. RIMS' software includes features allowing electronic claim submission, automatic batch adjudication, PPO repricing and point-of-service plan administration and adjudication, among others, that are considered essential in today's managed care marketplace. Diversified believes that its systems are equal or superior to those offered by like size TPAs operating on a national basis.

GOVERNMENT REGULATION AND LEGISLATION

         To date, PPOs that are not part of an insured product are not highly regulated. Since 1993, many competing proposals introduced in Congress and various state legislatures have called for general healthcare market reforms aimed at increasing access and availability of group health insurance and at requiring all businesses to offer health insurance coverage to their employees. It is uncertain what additional healthcare reform legislation will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. At both the federal and state level, there is also growing interest in legislation to regulate how managed care companies interact with providers and health plan members. Such proposed legislation is primarily aimed at the practices of HMOs but could affect the operations expense structure of PPOs as well. The Company cannot predict what effect federal or state healthcare legislation or private sector initiatives will have on its PPO or TPA operations. There can be no assurance that future health care reforms or PPO regulations will not be adopted that would have a material adverse effect on the Company.

         The Employee Retirement Income Security Act of 1974 ("ERISA"), governing employee benefit plans, among other mandates, permits employers to self-insure their health insurance by acting as a quasi-insurer. The courts are narrowing the application of ERISA which limits its protections for Diversified.
 .Employers viewed the ability to underwrite their own health claims as a result of ERISA as an opportunity to better control health costs. Regulation of such self-insured benefit plans falls under the auspices of the United States Department of Labor, which has strict, enforceable guidelines relative to the operation of TPAs in the administration of such plans. In addition, TPAs are subject to licensing and regulation on the state level. Typically, the only state requirements for TPA are a completed application, errors and omissions coverage and proof of a fidelity bond in the amount of $500,000. Diversified is licensed as a TPA in the states of California, Illinois, Kentucky, Pennsylvania, Tennessee, Texas and West Virginia and has filed for ERISA exemptions where required. Diversified is in the process of filing for a New Mexico license.

          Each state's government regulates the utilization review and case management industry and regulations vary from state to state. ValueCheck is licensed in the State of Texas and has either received or applied for licensure in all states that require utilization review licensure or certification. In October 1999, ValueCheck was awarded a full 2-year accreditation for Health Utilization Management Standards by URAC.

         The Company anticipates that federal and state legislatures will continue to review and consider alternative healthcare solutions and payment methods. The Company is unable to determine to what extent PPOs and TPAs will be subject to any managed care initiatives of the federal and state governments or private sector initiatives, as there is increasing emphasis on market-driven modifications. Also, the Company is unable to determine the favorable or unfavorable impact, if any, such initiatives would have on its operations.

COMPETITION

ppoONE.com

         The market for network software solutions is competitive and subject to rapid change. Competitors, many of which have substantially greater financial resources than ppoONE.com, vary in size and in the scope of the products and services they offer. ppoONE.com encounters competition from a number of sources including other application software companies, PPO and TPA software vendors and management information systems departments of customers and potential customers. ppoONE.com expects to experience additional competition from other established and emerging companies. Increased competition, whether from other products or new technologies, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

         ppoONE.com expects that it will face increasing pricing pressures from its current competitors and new market entrants. Current major competitors include, but not limited to, NetworX, Healtheon and Nichols TXEN. Price competition could adversely affect ppoONE.com's ability to obtain new long-term contracts and renewals of existing long-term contracts on terms favorable to ppoONE.com. Any reduction in the price of ppoONE.com's products could materially adversely affect the Company's business, financial condition and results of operations. Some of ppoONE.com's current competitors and many of ppoONE.com's potential competitors have significantly greater financial, technical, marketing and other resources than ppoONE.com and broader integrated product lines. As a result, they may have competitive advantages over ppoONE.com including the ability to respond more quickly than ppoONE.com to new or emerging technologies and changes in customer requirements and the ability to devote greater resources to the development, promotion and sale of their products.

         New competitors or alliances among competitors may emerge and rapidly gain significant market share. ppoONE.com's customers, most of which have significantly greater financial and marketing resources than ppoONE.com, may compete with ppoONE.com in the future or otherwise discontinue their relationships with or support of ppoONE.com. ppoONE.com may not be able to compete successfully against current and future competitors and competitive pressures faced by ppoONE.com may materially adversely affect its business, financial condition and results of operations.

MANAGED CARE AND THIRD PARTY ADMINISTRATION SERVICES

         Some of the Company's current competitors and many of the Company's potential competitors have significantly greater financial, technical, marketing and other resources than the Company and broader integrated product lines. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company and may possess marketing advantages due to their ability to market integrated suites of related products that are vital to the customer's computing infrastructure. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. Also, the Company relies upon its customers to provide data, expertise and other support for the ongoing updating of the Company's models. The Company's customers, most of which have significantly greater financial and marketing resources than the Company, may compete with the Company in the future or otherwise discontinue their relationships with or support of the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

         The Company competes with national, regional and local organizations who have developed PPOs and TPAs as well as with major insurance carriers. The industry is highly competitive and significant consolidation has occurred within the industry, creating stronger competitors. The current competitive environment may limit our ability to price our products at levels we believe are appropriate. The Company's managed care subsidiaries also face competition from hospitals, healthcare facilities and other healthcare providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of healthcare services. Large employer groups have demanded a variety of healthcare options such as traditional indemnity insurance, health maintenance organizations ("HMOs"), point-of-service plans and PPOs, offered either through self-funding or third parties. The Company competes with providers of all of these products, many of which have substantially greater financial resources than the Company. Management believes that a limited number of companies provide all of the services offered by the Company within the geographic areas in which it presently operate. The Company's managed care subsidiaries may encounter competition from companies with broader networks, narrower networks (which allow for greater cost control and lower prices), greater market share or more established marketplace name or reputation. These competitive factors could adversely affect the Company's financial results. The Company's TPA subsidiary may encounter competition from larger TPAs with greater resources and regional TPAs with greater market penetration. All subsidiaries of the Company will be subject to significant competition in any new geographic areas they may enter.

         "Indemnity insurance" is the "traditional" insurance plan that pays specific benefits to an insured individual to reimburse them for a portion of the cost of medical care. Reimbursement for medical care in this situation is based on the providers' regular charges to the public and the insureds are not limited with regard to choice of providers. HMOs are managed healthcare plans that require their members, with the exception of certain medical emergency situations, to use the services of specific designated physicians, hospitals or other providers for their healthcare needs. Restriction of access to a limited number of providers allows the HMO to control the utilization of services and resources in the delivery of care. One method used by HMOs to reward providers with cost-effective management of care is through "capitation." "Capitation" is a provider payment method that reimburses each provider a fixed monthly fee per member for the total cost of all care for enrolled patients regardless of use. "Point of service" plans offer an individual the choice of seeking services from a participating provider or any other provider of their choice each time services are rendered. Patients who choose a participating provider to provide healthcare services will receive a higher level of reimbursement than patients choosing a non-participating provider. "Preferred provider organizations", including our PPO subsidiary, offer employers and healthcare purchasers access to a broad network of facilities and physicians who have agreed, by contract, to provide services at a fixed rate or at discounted rates from their standard fees. In such PPO arrangements, the cost of care is borne by the self-insured employer or benefit plan and not the PPO.

UTILIZATION REVIEW AND CASE MANAGEMENT

         There are nearly 100 million lives enrolled in indemnity and PPO plans in the United States today and 95% of those covered lives are required to comply with utilization review procedures as defined in their benefit plan. This mature market is dominated by a handful of national firms that together control about 40% of the market. The remaining market is fragmented among a variety of smaller competitors. Most of the larger national firms have built products for the high-end Fortune 500 company market, and product design tends to feature a great deal of customization, product enhancements, ad hoc reporting capabilities, and corresponding premium pricing at or above $1.50 per employee per month. Smaller vendors fall into several categories including software vendors, disease and demand management specialty boutiques that have entered the utilization review business, and turnkey consultants. Few vendors, large or small, offer both Utilization Management and PPO provider discounts, the two managed care tools necessary to effectively manage both the utilization of health care and the unit cost of services rendered. ValueCheck, when integrated with the MedicalControl network offering, addresses both critical components of the cost of health care. The integration of both services in one location, with one toll-free number for members and providers, offers seamless delivery, a key advantage in a market that seeks administrative ease of doing business and one-stop shopping. ValueCheck was not designed to be all-things-to-all-buyers. Rather, ValueCheck's target markets are TPAs, Taft-Hartley plans, associations, and select self-insured employers who value customer service and early identification of high dollar claims - all at a price that is generally 40% or more below market pricing.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         The Company relies on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. There can be no assurance that patents will be issued with respect to potential future patent applications or that the Company's potential future patents will be upheld as valid or will prevent the development of competitive products. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. As part of its confidentiality procedures, the Company generally enters into ownership acknowledgements and non-disclosure agreements with its employees and independent contractors and nondisclosure agreements with its distributors, corporate partners and licensees, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, to ensure that customers will not be adversely affected by an interruption in the Company's business, the Company has placed source code for one of its products into escrow, which may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

         As the number of software products increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could materially and adversely affect the Company's business, financial condition and results of operations.

         During 1999 and 1998, the Company incurred approximately $307,000 and $243,000 of software development costs, respectively, all of which were expensed as incurred.

CUSTOMERS

         For the fiscal years ended December 31, 1999, 1998 and 1997, the National Rural Electric Cooperative Association ("NRECA") accounted for approximately 10.6%, 9.6% and 9.4%, respectively, of the consolidated net revenues of the Company. The loss of NRECA or any principal customers could have a material adverse effect on the Company and its business. PPO revenues derived from the percentage of savings pricing methodology decreased by approximately $1,000,000 due to loss of clients, decrease in utilization and clients changing to a PEPM rate. The percentage of savings pricing methodology yields higher returns for the Company. In addition, Diversified's revenues relating to its fully-insured product will cease by July 31, 2000. Revenues from that product in 1999 were $275,000. Management believes that the Company will be able to replace this revenue loss in 2000 by increased penetration of other current clients, new PPO and TPA business development, marketing of its PPO repricing software business and new utilization review and case management business as well as through potential acquisitions.

EMPLOYEES

         As of December 31, 1999, the Company and its wholly owned subsidiaries had 202 full-time employees and 1 part-time employee. The Company believes that it has a good relationship with its employees. None of the Company's employees are covered by collective bargaining agreements.

         The Company's success depends to a significant degree upon the continued service of members of the Company's senior management and other key research, development, sales and marketing personnel. Accordingly, the loss of any of the Company's senior management or key research, development, sales or marketing personnel could have a material adverse effect on the Company's business, financial condition and results of operations. Only a small number of employees have employment agreements with the Company, and there can be no assurance that such agreements will result in the retention of these employees for any significant period of time. In addition, the untimely loss of a member of the management team or a key employee of a business acquired by the Company could have a material adverse effect on the Company's business, financial condition and results of operations, particularly if such loss occurred before the Company has had adequate time to familiarize itself with the operating details of that business and provide a suitably experienced replacement for such employee. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales and technical employees. In addition, competitors may attempt to recruit the Company's key employees. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such personnel. The failure to attract, assimilate and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

         This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements can be identified by the use of predictive, future tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans, statements regarding new products and objectives and statements concerning any assumptions relating to the foregoing. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Form 10-KSB.

DEPENDENCE ON KEY CLIENTS; LOSS OF REVENUES

         The Company has contracts with several key clients that account for a substantial portion of its total revenues. The Company's largest client accounted for approximately 10.6%, 9.6% and 9.4%, respectively, of the Company's net revenues for the fiscal years ended December 31, 1999, 1998 and 1997. The loss of any principal customer could have a material adverse effect on the operating results of the Company.

         PPO revenues derived from the percentage of savings pricing methodology decreased by approximately $1,000,000 due to loss of clients, decrease in utilization and clients changing to a PEPM rate. The percentage of savings pricing methodology yields higher returns for the Company. In addition, Diversified's revenues relating to its fully-insured product will cease by July 31, 2000. Revenues from that product in 1999 were $275,000. Although we cannot assure you, we believe we will be able to replace this revenue loss in 2000 by increased penetration of other current clients, new PPO and TPA business development, marketing of its PPO repricing software business and new utilization review and case management business as well as through potential acquisitions.

COMPETITION

ppoONE.com

         The market for network software solutions is competitive and subject to rapid change. Competitors, many of which have substantially greater financial resources than ppoONE.com, vary in size and in the scope of the products and services they offer. ppoONE.com encounters competition from a number of sources including other application software companies, PPO and TPA software vendors and management information systems departments of customers and potential customers. ppoONE.com expects to experience additional competition from other established and emerging companies. Increased competition, whether from other products or new technologies, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations.

         ppoONE.com expects that it will face increasing pricing pressures from its current competitors and new market entrants. Current major competitors include, but not limited to, NetworX, Healtheon and Nichols TXEN. Price competition could adversely affect ppoONE.com's ability to obtain new long-term contracts and renewals of existing long-term contracts on terms favorable to ppoONE.com. Any reduction in the price of ppoONE.com's products could materially adversely affect the Company's business, financial condition and results of operations. Some of ppoONE.com's current competitors and many of ppoONE.com's potential competitors have significantly greater financial, technical, marketing and other resources than ppoONE.com and broader integrated product lines. As a result, they may have competitive advantages over ppoONE.com including:

     o the ability to respond more quickly than ppoONE.com to new or emerging technologies and changes in customer requirements; and

     o the ability to devote greater resources to the development, promotion and sale of their products.

         New competitors or alliances among competitors may emerge and rapidly gain significant market share. ppoONE.com's customers, most of which have significantly greater financial and marketing resources than ppoONE.com, may compete with ppoONE.com in the future or otherwise discontinue their relationships with or support of ppoONE.com. ppoONE.com may not be able to compete successfully against current and future competitors and competitive pressures faced by ppoONE.com may materially adversely affect its business, financial condition and results of operations. See "Description of Business - Competition."

MANAGED CARE AND THIRD PARTY ADMINISTRATION SERVICES

         Some of the Company's current competitors and many of the Company's potential competitors have significantly greater financial, technical, marketing and other resources than the Company and broader integrated product lines. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company and may possess marketing advantages due to their ability to market integrated suites of related products that are vital to the customer's computing infrastructure. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly gain significant market share. Also, the Company relies upon its customers to provide data, expertise and other support for the ongoing updating of the Company's models. The Company's customers, most of which have significantly greater financial and marketing resources than the Company, may compete with the Company in the future or otherwise discontinue their relationships with or support of the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

         We compete with national, regional and local organizations who have developed PPOs and TPAs as well as with major insurance carriers. The industry is highly competitive and significant consolidation has occurred within the industry, creating stronger competitors. The current competitive environment may limit our ability to price our products at levels we believe are appropriate. The Company's managed care subsidiaries also face competition from hospitals, healthcare facilities and other healthcare providers who have combined and formed their own networks to contract directly with employer groups and other prospective customers for the delivery of healthcare services. Large employer groups have demanded a variety of healthcare options such as traditional indemnity insurance, health maintenance organizations ("HMOs"), point-of-service plans and PPOs, offered either through self-funding or third parties. We compete with providers of all of these products, many of which have substantially greater financial resources than we do. We believe that a limited number of companies provide all of the services offered by us within the geographic areas in which we presently operate. The Company's managed care subsidiaries may encounter competition from companies with broader networks, narrower networks (which allow for greater cost control and lower prices), greater market share or more established marketplace name or reputation. These competitive factors could adversely affect the Company's financial results. The Company's TPA subsidiary may encounter competition from larger TPAs with greater resources and regional TPAs with greater market penetration. All subsidiaries of the Company will be subject to significant competition in any new geographic areas they may enter.

         "Indemnity insurance" is the "traditional" insurance plan that pays specific benefits to an insured individual to reimburse them for a portion of the cost of medical care. Reimbursement for medical care in this situation is based on the providers' regular charges to the public and the insureds are not limited with regard to choice of providers. HMOs are managed healthcare plans that require their members, with the exception of certain medical emergency situations, to use the services of specific designated physicians, hospitals or other providers for their healthcare needs. Restriction of access to a limited number of providers allows the HMO to control the utilization of services and resources in the delivery of care. One method used by HMOs to reward providers with cost-effective management of care is through "capitation." "Capitation" is a provider payment method that reimburses each provider a fixed monthly fee per member for the total cost of all care for enrolled patients regardless of use. "Point of service" plans offer an individual the choice of seeking services from a participating provider or any other provider of their choice each time services are rendered. Patients who choose a participating provider to provide healthcare services will receive a higher level of reimbursement than patients choosing a non-participating provider. "Preferred provider organizations", including our PPO subsidiary, offer employers and healthcare purchasers access to a broad network of facilities and physicians who have agreed, by contract, to provide services at a fixed rate or at discounted rates from their standard fees. In such PPO arrangements, the cost of care is borne by the self-insured employer or benefit plan and not the PPO.

UTILIZATION REVIEW AND CASE MANAGEMENT

         There are nearly 100 million lives enrolled in indemnity and PPO plans in the United States today and 95% of those covered lives are required to comply with utilization review procedures as defined in their benefit plan. This mature market is dominated by a handful of national firms that together control about 40% of the market. The remaining market is fragmented among a variety of smaller competitors. Most of the larger national firms have built products for the high-end Fortune 500 company market, and product design tends to feature a great deal of customization, product enhancements, ad hoc reporting capabilities, and corresponding premium pricing at or above $1.50 per employee per month. Smaller vendors fall into several categories including software vendors, disease and demand management specialty boutiques that have entered the utilization review business, and turnkey consultants. Few vendors, large or small, offer both Utilization Management and PPO provider discounts, the two managed care tools necessary to effectively manage both the utilization of health care and the unit cost of services rendered. ValueCheck, when integrated with the MedicalControl network offering, addresses both critical components of the cost of health care. The integration of both services in one location, with one toll-free number for members and providers, offers seamless delivery, a key advantage in a market that seeks administrative ease of doing business and one-stop shopping. ValueCheck was not designed to be all-things-to-all-buyers. Rather, ValueCheck's target markets are TPAs, Taft-Hartley plans, associations, and select self-insured employers who value customer service and early identification of high dollar claims - all at a price that is generally 40% or more below market pricing.

THE SALES CYCLE FOR PPOONE.COM PRODUCTS IS LENGTHY AND UNPREDICTABLE

         Due in part to the business-critical nature of ppoONE.com's applications, potential customers perceive high risk in connection with adoption of ppoONE.com's products. As a result, customers have been cautious in making decisions to acquire ppoONE.com's products. In addition, because the purchase of ppoONE.com's products typically involves a significant commitment of capital and may involve shifts by the customer to a new software platform, delays in completing sales can arise while customers complete their internal procedures to approve large capital expenditures and test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the purchase of ppoONE.com's products is typically lengthy, unpredictable and subject to a number of significant risks over which ppoONE.com has little or no control, including customers' budgetary constraints and internal acceptance reviews. The sales cycle associated with the licensing of ppoONE.com's products can typically range from 60 days to 18 months. As a result of the length of the sales cycle and the typical size of customers' orders, ppoONE.com's ability to forecast the timing and amount of specific sales is limited. A lost or delayed sale could have a material adverse effect on our business, financial condition and results of operations.

PPOONE.COM'S NEW PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE

         The market for network software solutions is still emerging. The rate at which businesses have adopted ppoONE.com's type products has varied significantly and ppoONE.com expects to continue to experience such variations with respect to its products in the future. ppoONE.com has introduced products for the PPO markets. The Company has recently announced its new Internet-based product currently under development and national clearinghouse concept. To date, none of its products has achieved any significant degree of market acceptance, and such products may never be widely accepted. Although businesses in ppoONE.com's target markets have recognized the advantages of using network software solutions to automate its processes, many have developed systems internally rather than licensing them from outside vendors. The markets for ppoONE.com's products may not continue to develop, and ppoONE.com's products may not be accepted. If the markets for ppoONE.com's current or proposed products fail to develop, or develop more slowly than anticipated, ppoONE.com's sales would be negatively impacted, which would have a material adverse effect on the Company's business, financial condition and results of operations.

PPOONE.COM MUST KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES

         In the markets served by ppoONE.com, technology changes rapidly and computer hardware, network operating systems, programming tools, programming languages, operating systems and database technology are constantly being improved. ppoONE.com's success will depend upon its ability to continue to develop and maintain competitive technologies, enhance its current products and develop, in a timely and cost-effective manner, new products that meet changing market conditions. In particular, ppoONE.com must respond to evolving customer needs, new competitive product offerings, emerging industry standards and changing technology. For example, the rapid growth of the Internet environment creates new opportunities, risks and uncertainties for businesses, such as ppoONE.com, which develop software solutions that now must be designed to operate in Internet environments. ppoONE.com may not be able to develop and market, on a timely basis, or at all, product enhancements or new products that respond to changing technologies. (ppoONE.com has previously experienced significant delays in the development and introduction of new products and product enhancements, primarily due to capital resource constraints as well as difficulties with model development, which has in the past required multiple iterations, difficulties with adapting to particular operating environments. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered.) Any significant delay in the completion of new products, or the failure of such products, if and when installed, to achieve any significant degree of market acceptance, would have a material adverse effect on the Company's business, financial condition and results of operations. Any failure by ppoONE.com to anticipate or to respond adequately to changing technologies, or any significant delays in product development or introduction, could cause customers to delay or decide against purchases of ppoONE.com's products and would have a material adverse effect on the Company's business, financial condition and results of operations.

PPOONE.COM DERIVES SUBSTANTIAL REVENUES FROM ONE PRODUCT

         ppoONE.com currently has two products that accounts for all of ppoONE.com's total revenues. ppoONE.com expects that its current products will continue to account for a substantial portion of ppoONE.com's total revenues for the foreseeable future. The quality and timely introduction of future product enhancements and competition will affect continued market acceptance of its current products. Demand for, or use of, its current product could decline as a result of competition, risks to self insured industry, technological change, saturation of market demand, industry consolidation or other factors. Decline in demand for its current products would result in decreased revenues, which could have a material adverse effect on the Company's business, financial condition and results of operations.

PPOONE.COM MUST PROTECT ITS INTELLECTUAL PROPERTY

         ppoONE.com relies on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. ppoONE.com also seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite ppoONE.com's measures to protect confidentiality of intellectual property, it may be possible for a third party to copy or otherwise to obtain and use ppoONE.com's products or technology without authorization, or to develop similar technology independently. Patents may not be issued with respect to ppoONE.com's future patent applications and ppoONE.com's future patents may not be upheld as valid or prevent the development of competitive products. In addition, to ensure that customers will not be adversely affected by an interruption in ppoONE.com's business, ppoONE.com places source code for certain of its products into escrow, which may increase the likelihood of misappropriation or other misuse of ppoONE.com's intellectual property. See "Description of Business - Intellectual Property and Other Proprietary Rights."

         The Company's business, financial condition and results of operations would be materially and adversely affected. As the number of software products increases and the functionality of these products further overlaps, ppoONE.com believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could materially and adversely affect the Company's business, financial condition and results of operations. See "Business
- Intellectual Property and Other Proprietary Rights."

PPOONE.COM'S PRODUCTS ARE COMPLEX AND ARE VULNERABLE TO PRODUCT DEFECTS AND PRODUCT LIABILITY CLAIMS

         Software products as complex as those offered by ppoONE.com often contain undetected errors or failures when first introduced or as new versions are released. As ppoONE.com develops new products that operate in new environments, such as the Internet, the possibility for program errors and failures may increase due to factors such as the use of new technologies or the need for more rapid product development that is characteristic of the Internet market. Despite pre-release testing by ppoONE.com and by current and potential customers, there still may be errors in new products, even after post-testing distribution. The occurrence of errors could result in delay in, or failure to achieve, market acceptance of ppoONE.com's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. Although ppoONE.com's license agreements with its customers typically contain provisions designed to limit ppoONE.com's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or judicial decisions. Because ppoONE.com's products are used in business-critical applications, any errors or failures in such products may give rise to substantial product liability claims, which could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION AND HEALTHCARE REFORM

         To date, PPOs that are not part of an insured product are not highly regulated. Since 1993, many competing proposals have been introduced in Congress and various state legislatures have called for general healthcare market reforms to insure access to quality healthcare services. These reforms relate to certain "patient rights," network or healthcare quality and the measurement and reporting of certain quality indicators. These reforms could have a negative impact on limiting certain practices, introducing new liability exposures and increasing cost as a result of required quality measures or reporting. We cannot predict what additional healthcare reform legislation, if any, will ultimately be implemented or whether other changes in the administration or interpretation of governmental healthcare programs will occur. We cannot predict if proposals calling for broad insurance market reform will be reintroduced in Congress or in any state legislature in the future or if any such proposals may be enacted. At both the federal and state levels, interest is growing in legislation to regulate how managed care companies interact with providers and health plan members. Such proposed legislation is primarily aimed at the practices of HMOs but could affect the operations expense structure of PPOs as well. We cannot predict what effect federal or state healthcare legislation or private sector initiatives will have on our PPO or TPA operations, although we believe we may benefit from some proposals that favor the growth of managed care. We cannot assure you that future healthcare reforms or PPO regulations will not be adopted which would have a material adverse effect on us.

         ERISA, governing employee benefit plans, permitted employers, among other mandates, permits employers to self-insure their health insurance by acting as a quasi-insurer. The courts are narrowing the application of ERISA which limits its protections for our TPA subsidiary. Employers viewed the ability to underwrite their own health claims as a result of ERISA as an opportunity to better control healthcare costs. The United States Department of Labor regulates TPAs and has adopted strict, enforceable guidelines for the operation of TPAs. In addition, TPAs are subject to licensing and regulation on the state level. Typically, the only state requirements are a completed application and proof of a fidelity bond in the amount of $500,000. The Company's wholly owned subsidiary, Diversified, is licensed as a TPA in the states of California, Illinois, Kentucky, Pennsylvania, Tennessee, Texas, and West Virginia and has filed for ERISA exemptions where required. Diversified is in the process of filing for a New Mexico license.

          Each state's regulates the utilization review and case management industry and regulations vary from state to state. ValueCheck is licensed in the State of Texas and has either received or applied for licensure in all states that require utilization review licensure or certification. In October 1999, ValueCheck was awarded a full 2-year accreditation for Health Utilization Management Standards by URAC.

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

CANCELLATION RIGHTS ON CONTRACTS

         Although the Company generally enters into written contracts with its clients, the majority of such PPO contracts, including the contracts with the Company's major clients, permit cancellation upon 30 to 90 days' notice. Additionally, the Company's PPO and TPA contracts with its clients do not require minimum payments or minimum levels of services. The exercise of these cancellation rights or a significant reduction in the volume of services by the Company's largest clients or by a number of the Company's other clients could have a material adverse effect on the Company. See "Risk Factors - Dependence on Key Clients; Loss of Revenues." PPO revenues derived from the percentage of savings pricing methodology decreased by approximately $1,000,000 due to loss of clients, decrease in utilization and clients changing to a PEPM rate. The percentage of savings pricing methodology yields higher returns for the Company. We cannot assure you that we will maintain our current client relationships or that our clients will not decrease their volume or change their fee structure.

THE COMPANY MUST RECRUIT AND RETAIN QUALIFIED PERSONNEL

         The Company's success depends to a significant degree upon the continued service of members of the Company's senior management and other key research, development, sales and marketing personnel. Accordingly, the loss of any of the Company's senior management or key research, development, sales or marketing personnel could have a material adverse effect on the Company's business, financial condition and results of operations. Only a small number of employees have employment agreements with the Company, and these agreements may not result in the retention of these employees for any significant period of time. We have experienced difficulty in recruiting a sufficient number of qualified sales and technical employees. In addition, competitors may attempt to recruit key employees. We may not be successful in attracting, assimilating and retaining such personnel. The failure to attract, assimilate and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Description of Business -- Employees."

MANAGEMENT INFORMATION SYSTEMS; PROPRIETARY TECHNOLOGY

         Our management information systems are critical to our operations because the information generated allows us to negotiate price discounts for provider services, monitor network utilization and perform other client services. In addition, these systems are critical to the timely, efficient processing and/or review of provider claims. We rely on a combination of trade secrets and copyright protections to establish and protect our proprietary rights to these information systems. We cannot assure you, however, that the legal protections and the precautions taken by us will be adequate to prevent misappropriation of our technology. In addition, these protections and precautions will not prevent development by independent third parties of competitive technology or products, and some companies have already developed products which, to some extent, perform functions similar to those performed by our information systems.

CONTROL OF THE COMPANY

         Currently, The Answer Partnership, Ltd. owns 2,696,157 shares, or 58%, of the Company's Common Stock. As a result, The Answer Partnership, Ltd. in essence elects the entire Board of Directors of the Company and controls the direction and operations of the Company. J. Ward Hunt, President of the Company, controls The Answer Partnership, Ltd. due to his position as its managing partner.

CONFLICTS OF INTEREST

         The Company is a party to a loan arrangement with Mr. Hunt, the Company's Chairman of the Board, principal shareholder, President and Chief Executive Officer. From time to time during the term and course of such arrangement, the officers and directors of the Company may be faced with potential conflicts of interest between the Company and Mr. Hunt. The officers and directors of the Company are limited only by their fiduciary duty under Delaware law to conduct themselves in a manner that is fair to the shareholders of the Company, the requirements under Delaware law of disclosure to the Board of Directors of transactions that involve interested director(s) and approval by a majority of the disinterested directors, and disclosure of interested transactions to shareholders (for transactions that require shareholder approval) and approval by a majority of the disinterested shareholders (for transactions that require shareholder approval). Management undertakes to abide by Delaware law and its fiduciary duty of fairness to shareholders if faced with conflicts in this ongoing relationship with Mr. Hunt. We have established no other guidelines or procedures for resolving potential conflicts. Failure by management to resolve conflicts of interest in favor of the Company may have a materially adverse effect on the Company.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The Common Stock is traded in the over-the-counter market and is quoted on The NASDAQ SmallCap Market under the symbol "MDCL." The following table sets forth the high and low bid prices of the Common Stock for the last two fiscal years as reported to the Company by the National Association of Securities Dealers, Inc.:


Quarter Ended                                                        High Bid                  Low Bid
March 31, 1999                                                        9 5/8                     7 3/8
June 30, 1999                                                         9 3/8                     7 3/8
September 30, 1999                                                    8 3/4                     6 3/4
December 31, 1999                                                     8 3/4                     5 3/4

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
June 30, 1998                                                         5 3/4                     5 1/8
September 30, 1998                                                    7 1/2                     3 3/4
December 31, 1998                                                     8 5/8                     5 3/8


         The over-the-counter quotations set forth herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

         (b) As of March 23, 2000, there were approximately 400 record and beneficial holders of the Company's Common Stock.

         (c) The Company has not paid cash dividends on its Common Stock in the last two years and in any subsequent interim period. The Company's bank agreement with its senior lender prohibits the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FISCAL YEAR ENDED DECEMBER 31, 1999, COMPARED TO DECEMBER 31,1998

         Net revenues for 1999 were up $768,000 or 5% to $15,340,000 from $14,572,000 in 1998. PPO revenues increased approximately $691,000 for the year primarily due to acquired BHC revenues, which were in the prior year for only the last four months of 1998, reduced by lower Dallas PPO revenues of $920,000, primarily because of lost percentage of savings business, and lower large claim negotiation revenues beginning in 1999 when this activity was outsourced. TPA revenues decreased approximately $270,000 for the year primarily due to the sale of a division of the TPA subsidiary sold effective August 1, 1999 and lost customers in the first nine months of 1999 which were not completely offset by revenues from new business.

         The Company reported a net loss of $1,556,000 or $.35 per share for 1999 compared with a net loss of $1,189,000 or $.30 per share in 1998. The loss in 1999 included the $1,225,000 loss from the sale of a division of the TPA subsidiary, reduced by a deferred tax benefit of $441,000 resulting in a net loss of $784,000, or $.18 per share. 1998 was impacted by post acquisition charges of $648,000 associated with the BHC acquisition. These charges consisted of a $483,000 write-off of certain capitalized software development costs, $125,000 of special bonuses related to the acquisition and $40,000 of severance related costs.

         Salaries and wages increased $454,000 for 1999, approximately a 5% increase over 1998. Organizational restructuring during the first quarter of 1999 resulted in PPO personnel cost savings but there was an overall increase as the result of the BHC acquisition, the systems conversion efforts and the Harrisburg acquisition in the TPA.

         Other operating expenses increased less than 1% for the year, as compared with 1998 as the result of cost cutting measures adopted beginning in the first quarter of 1999.

         Depreciation and amortization declined approximately $172,000 for 1999, because of the Company's write-off of capitalized software development costs in September 1998.

         Other income (expense) declined for the year from income of approximately $94,000, primarily interest income, to expense of approximately $91,000, mainly as the result of interest expense on debt incurred to acquire BHC.

LIQUIDITY AND CAPITAL REQUIREMENTS

         The Company had net working capital of approximately $681,000 at December 31, 1999, compared with $253,000 at December 31, 1998. Unrestricted cash and cash equivalents were $641,000 at December 31, 1999, compared with $1,113,000 at December 31, 1998. Cash provided by operations during 1999 was approximately $107,000 compared with cash used in operations of approximately $197,000 during 1998.

         Capital expenditures for the purchase of tangible property and equipment were approximately $235,000 for the twelve months ended December 31, 1999. These expenditures were primarily for data processing equipment for the Company's TPA operations and for leasehold improvements in the ppoONE.com and ValueCheck operations.

         Effective September 1, 1998, a wholly-owned subsidiary of the Company purchased BHC for approximately $4,600,000 plus liabilities assumed of $264,138 and accrued acquisition costs of $150,000. The purchase consideration consisted of $2,150,000 cash, an aggregate of $1,000,000 in subordinated convertible notes to the previous shareholders of BHC and common stock of the Company valued at approximately $1,422,000. In connection with the acquisition, the Company obtained bank financing in the form of a $1,600,000 term loan which bears interest at the bank's prime rate plus 1% (9.5% at December 31, 1999) and is payable in equal monthly principal installments of $26,667 plus interest. The 8.5% convertible seller notes were payable in quarterly principal installments of $50,000 plus interest through October 2003 and were convertible into common stock of the Company at a conversion rate of $5.25 per share. On July 6, 1999, the remaining principal balance of $850,000 of convertible seller notes was converted into 161,903 shares of the Company's common stock.

         At December 31, 1999, the Company had no outstanding borrowings under its revolving line of credit arrangement. This credit facility, secured by accounts receivable, allows for maximum borrowings of $400,000 and bears interest at the bank's prime rate plus 1.25% (9.75% at December 31, 1999).

         In March, May and September 1999, the Company restructured certain covenants and other terms of the bank agreement. Under the revised terms, the Company made principal reductions of $200,000 on March 31, 1999, $50,000 on June 15, 1999, $147,000 from a portion of the proceeds from the sale of 38,000 shares of the Company's common stock for $294,500 on August 16, 1999 and $407,000 on August 18, 1999 paid with the proceeds from an income tax refund. The revised term note includes covenants which impose minimum requirements for net income, stockholders' equity and working capital, and is secured by a pledge of certain shares of the Company's wholly-owned subsidiaries. Concurrently, maximum borrowings under the Company's revolving credit facility were reduced from $500,000 to $400,000. As of December 31, 1999, the Company was not in compliance with certain debt covenants and, in March 2000, it received the necessary waivers.

         Management believes that cash flows from operations, cash on hand, and the borrowing capacity under the Company's line of credit or otherwise will be sufficient to fund liquidity needs and capital requirements for the fiscal year 1999. During the first quarter of 1999, the Company eliminated certain employee positions and reduced certain other expenses that resulted in approximately $70,000 in salary and other cost savings per month.

         The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

RELIANCE ON DATA PROCESSING

         The Company began a formal program in 1998 to evaluate, assess and make the needed changes to its core information technology ("IT") systems and applications to comply with Year 2000 issues. No major problems were encountered with the exception of IT systems used in providing TPA services. Beginning in 1996, the TPA started converting its clients from an operating system that was not Year 2000 compliant to a current Year 2000 compliant claims processing system operated in the software vendor's data center. Such conversion took longer than expected but now is completed. The cost to the Company was approximately $1,000,000 in non-recurring expenses over the past four years.

         The Company's primary PPO IT systems and applications have been developed and placed into production within the past twenty-four months. Accordingly, such systems and applications were developed employing contemporary software tools to be Year 2000 compliant from their initial design phase. Management used best efforts to inventory and evaluate all non-essential software programs and hardware used in the Company's business. Non-compliant systems were replaced, modified or outsourced.

         With regard to non-IT systems, such as general office security systems and phone systems, the Company evaluated such systems and has remediated and upgraded the systems so that they now are compliant. The expenditures related to these activities approximated $15,000.

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

ITEM 7.  FINANCIAL STATEMENTS.

MEDICALCONTROL, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

HISTORICAL FINANCIAL STATEMENTS

MedicalControl, Inc. and Subsidiaries ........................................................................   Page

Report of Independent Public Accountants for the 1999 Financial Statements ...................................   F-1
Report of Independent Public Accountants for the 1998 Financial Statements....................................   F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998 .................................................   F-3
Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 .........................   F-4
Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 1999 and 1998 ...............................................................   F-5
Consolidated Statements of Cash Flows for the years ended
         December 31, 1999 and 1998 ..........................................................................   F-6
Notes to Consolidated Financial Statements ...................................................................   F-7

The Financial Statements are located after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There is no required disclosure for this Item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1999, the end of the year covered by this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1999, the end of the year covered by this Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1999, the end of the year covered by this Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 1999, the end of the year covered by this Form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS

3.1 Restated Certificate of Incorporation of the Company - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

3.2 Amended and Restated Corporate Bylaws of the Company - incorporated by reference to the Exhibits to the Registration Statement on Form SB-2, file number 33-58334-FW, declared effective May 13, 1993.

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

10.10 Form of Agreement by and between the Company and each of its directors and officers - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.11 Commercial Lease, dated March 1, 1993, by and among Diversified and David
C. and Janice L. Bramer - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.12 Letter Agreement, dated September 29, 1994, by and between the Company and David C. Bramer - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.13 Transfer Agreement, dated as of January 1, 1998, by and among the Company, MedicalControl Network Solutions, Inc., PPO Management Solutions, Inc., Genesis/ValueCheck, Inc., MedicalControl Holdings, Inc., and its direct and indirect wholly owned subsidiaries. (All exhibits have been omitted and will be provided to the Commission upon request.) - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

10.14 Stock Purchase Agreement, dated September 10, 1998, by and between MedicalControl Network Solutions, Inc., Business Health Companies, Inc., Ralph
T. Smith, Donald Richard Huntington and Douglas Elden. - incorporated by reference to the Company's Special Report on Form 8-K filed October 9, 1998.

10.15 Employment, Confidentiality and Non-Competition Agreement, dated September 25, 1998, by and among MedicalControl Network Solutions, Inc., the Company and Donald Richard Huntington - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.16 Employment, Confidentiality and Non-Competition Agreement, dated September 25, 1998, by and among MedicalControl Network Solutions, Inc., the Company and Ralph T. Smith - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.17 Loan Agreement, dated September 25, 1998, by and between the Company and Bank One, Texas, N.A. - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.18 First Amendment to Loan Agreement, dated as of March 31, 1999, by and between Bank One, Texas N.A. and the Company - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.19 Second Amendment to Loan Agreement, dated as of May 15, 1999, by and between Bank One, Texas N.A. and the Company.

10.20 Third Amendment to Loan Agreement, dated as of September 25, 1999, by and between Bank One, Texas N.A. and the Company.

10.21 Asset Purchase Agreement, dated July 30, 1999, by and between Diversified Group Administrators, Inc. and Group Resources, Inc. - incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.

10.22 Employee Incentive Stock Option Plan.

10.23 Non-Employee Director Stock Compensation Plan.

10.24 Employment Agreement dated January 1, 1998, by and between PPO Management Solutions, Inc. (now known as ppoONE.com) and Patrick W. Kennedy.

10.25 First Amendment to Employment Agreement dated June 24, 1999 by and between ppoONE.com, inc. and Patrick W. Kennedy.

21 Subsidiaries of the Company, incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

23.1 Consent of Grant Thornton LLP, independent public accountants.

23.2 Consent of Arthur Andersen LLP, independent public accountants.

27.1 Financial Data Schedule.

         (b) REPORTS ON FORM 8-K. The Company filed a Current Report Form 8-K on October 20, 1999 regarding a change in accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

Date: March 29, 2000                    MedicalControl, Inc.



                                        By:  /s/ John Ward Hunt
                                             ---------------------------------
                                             John Ward Hunt,
                                             President and Chief Executive
                                             Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                                     Title                                                 Date
    ----                                     -----                                                 ----

/s/ John Ward Hunt                           President, Chief Executive Officer                    March 29, 2000
------------------------------------         and Chairman of the Board of Directors
John Ward Hunt                               (principal executive officer)


/s/ Bob E. Buddendorf                        Senior Vice President and Chief Financial             March 29, 2000
------------------------------------         Officer (principal accounting officer)
Bob E. Buddendorf


/s/ Frank M. Burke, Jr.                      Director                                              March 29, 2000
------------------------------------
Frank M. Burke, Jr.


/s/ William L. Amos, Jr., M. D.              Director                                              March 29, 2000
------------------------------------
William L.  Amos, Jr., M.D.


/s/ D. Samuel Coats                          Director                                              March 29, 2000
------------------------------------
D.  Samuel Coats


/s/Donald Richard Huntington                 Director                                              March 29, 2000
------------------------------------
Donald Richard Huntington

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
MedicalControl, Inc.


We have audited the accompanying consolidated balance sheet of MedicalControl, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MedicalControl, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



GRANT THORNTON, LLP

Dallas, Texas
February 18, 2000 except for Note 8, as to which the date is March 29, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Board of Directors of MedicalControl, Inc.:

We have audited the accompanying consolidated balance sheet of MedicalControl, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedicalControl, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.





                                           ARTHUR ANDERSEN LLP

Dallas, Texas
March 31, 1999

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 and 1998


                                         ASSETS                                    1999           1998
                                                                                -----------   -----------
CURRENT ASSETS
       Cash and cash equivalents                                                $   640,803   $ 1,112,653
       Restricted cash                                                              313,665       308,002
       Accounts receivable - trade, net of allowance
         for doubtful accounts of $156,000 and $119,000
         at December 31,1999 and  December 31, 1998, respectively                 1,395,536     1,312,043
       Accounts receivable - premium                                                482,420       466,980
       Accounts receivable - other                                                   96,317        90,671
       Income tax refundable                                                        300,093       472,691
       Prepaid expenses and other current assets                                    312,049       227,391
       Deferred income taxes                                                        235,169       169,028
                                                                                -----------   -----------
          Total current assets                                                    3,776,052     4,159,459

NOTE RECEIVABLE - OFFICER, including accrued interest                               448,328       421,175
RECEIVABLE FROM SALE OF DIVISION                                                    300,000            --
PROPERTY AND EQUIPMENT, NET                                                       1,544,279     1,697,698
GOODWILL, NET                                                                     6,019,463     7,772,833
INTANGIBLE AND OTHER ASSETS, NET                                                      4,402        97,991
DEFERRED INCOME TAXES                                                               368,961        85,270
                                                                                -----------   -----------

          TOTAL ASSETS                                                          $12,461,485   $14,234,426
                                                                                ===========   ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable - trade                                                 $   842,266   $   916,826
       Accounts payable - premium                                                   796,084       774,982
       Accrued liabilities                                                        1,044,803       773,749
       Borrowings under bank line of credit                                              --       325,000
       Current portion of long-term debt                                            411,970     1,115,515
                                                                                -----------   -----------
          Total current liabilities                                               3,095,123     3,906,072

NON-CURRENT LIABILITIES
       Long-term debt, net of current portion                                       218,719     1,554,484
       Deferred gain on sale of option on real estate                               698,417       789,417

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock - $.10 par; 4,000,000
          shares authorized, no shares issued or outstanding                             --            --
       Common stock - $.01 par: 8,000,000 shares
          authorized, 4,625,579 and 4,115,409 issued
          in 1999 and 1998, respectively                                             46,256        41,154
       Additional paid-in capital                                                 8,225,281     6,210,002
       Retained earnings                                                            177,689     1,733,297
                                                                                -----------   -----------
          Total stockholders' equity                                              8,449,226     7,984,453
                                                                                -----------   -----------

          TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                           $12,461,485   $14,234,426
                                                                                ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 and 1998


                                                 1999            1998
                                             ------------    ------------
NET REVENUES                                 $ 15,340,060    $ 14,571,673
                                             ------------    ------------

OPERATING EXPENSES
       Salaries and wages                       9,756,187       9,302,168
       Other operating expenses                 5,721,607       5,690,897
       Depreciation and amortization              653,948         825,659
       Post acquisition charges                        --         648,098
                                             ------------    ------------

          Total operating expenses             16,131,742      16,466,822
                                             ------------    ------------

LOSS FROM OPERATIONS                             (791,682)     (1,895,149)
                                             ------------    ------------

OTHER INCOME (EXPENSE)
       Interest expense                          (181,878)        (56,604)
       Investment income                           87,263         121,479
       Loss on sale of division                (1,225,000)             --
       Other income                                 3,832          29,391
                                             ------------    ------------

          Total other income (expense)         (1,315,783)         94,266
                                             ------------    ------------

LOSS BEFORE INCOME TAXES                       (2,107,465)     (1,800,883)

Income tax benefit                               (551,857)       (612,076)
                                             ------------    ------------

NET LOSS                                     $ (1,555,608)   $ (1,188,807)
                                             ============    ============


Basic and diluted loss per share             $      (0.35)   $      (0.30)
                                             ============    ============

Weighted average common shares outstanding      4,389,605       3,900,439
                                             ============    ============


   The accompanying notes are an integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 and 1998


                                               Common Stock
                                        --------------------------
                                                                      Additional                                     Total
                                           Shares                      Paid-in        Retained       Treasury     Stockholders'
                                        Outstanding      Amount        Capital        Earnings        Stock          Equity
                                        -----------    -----------   -----------    -----------    -----------    -------------
Balance at December 31, 1997              3,825,023    $    39,086   $ 5,231,265    $ 2,922,104    $  (518,896)   $ 7,673,559

Acquisition of treasury stock               (88,000)            --            --             --       (451,000)      (451,000)

Exercise of stock options                    97,486            975       424,322             --             --        425,297

Issuance of treasury stock upon
conversion of note payable                   10,000             --       (12,500)            --         52,500         40,000

Issuance of common stock in
connection with BHC acquisition             270,900          1,093       503,737             --        917,396      1,422,226

Tax benefit of stock option exercises            --             --        63,178             --             --         63,178

Net Loss                                         --             --            --     (1,188,807)            --     (1,188,807)
                                        -----------    -----------   -----------    -----------    -----------    -----------

Balance at December 31, 1998              4,115,409         41,154     6,210,002      1,733,297             --      7,984,453

Issuance of common stock upon
conversion of note payable                  161,903          1,619       848,381             --             --        850,000

Exercise of stock options                   310,267          3,103       806,209             --             --        809,312

Issuance of common stock in
private placement                            38,000            380       294,120             --             --        294,500

Tax benefit of stock option exercises            --             --        66,569             --             --         66,569

Net Loss                                         --             --            --     (1,555,608)            --     (1,555,608)
                                        -----------    -----------   -----------    -----------    -----------    -----------

Balance at December 31, 1999              4,625,579    $    46,256   $ 8,225,281    $   177,689    $        --    $ 8,449,226
                                        ===========    ===========   ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1999 and 1998


                                                                            1999           1998
                                                                        -----------    -----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net loss                                                             $(1,555,608)   $(1,188,807)
      Adjustments to reconcile net loss
         to net cash provided by operations:
         Depreciation and amortization                                      653,948        825,659
         Amortization of deferred gain on real estate transaction           (91,000)       (91,000)
         Post acquisition charges                                                --        483,097
         Loss on sale of division                                         1,225,000             --
         Deferred income taxes                                             (349,832)      (251,755)
         Net changes in certain assets and liabilities
            Accounts receivable - trade                                     (83,493)       963,372
            Accounts receivable - other                                     153,914             --
            Income tax refundable                                           172,598       (792,552)
            Prepaid expenses and other current assets                      (193,550)        75,888
            Other assets                                                     93,589         47,851
            Accounts payable - trade                                        (74,560)       159,297
            Accrued expenses                                                155,873       (427,780)
                                                                        -----------    -----------

Net cash provided by (used in) operating activities                         106,879       (196,730)
                                                                        -----------    -----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
      Acquisition costs                                                          --       (495,645)
      Purchases of property and equipment                                  (234,799)      (387,889)
                                                                        -----------    -----------

Net cash used in investing activities                                      (234,799)      (883,534)
                                                                        -----------    -----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
      Loan to officer, including accrued interest                                --        (26,521)
      Net (repayments) drawdowns on revolving line of credit               (325,000)       325,000
      Payments on long-term debt                                         (1,189,310)      (174,587)
      Proceeds from issuance of common stock                              1,170,380        488,475
      Acquisition of treasury stock                                              --       (451,000)
                                                                        -----------    -----------

Net cash provided by (used in) financing activities                        (343,930)       161,367
                                                                        -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (471,850)      (918,897)

Cash and cash equivalents at beginning of period                          1,112,653      2,031,550
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $   640,803    $ 1,112,653
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                           $   204,933    $    56,638
                                                                        ===========    ===========
Income taxes paid                                                       $        --    $   464,774
                                                                        ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTMENTS AND FINANCING ACTIVITIES
      Fair value of assets acquired                                     $        --    $(5,087,246)
      Liabilities assumed                                                        --        419,375
      Acquisition debt                                                           --      2,600,000
      Common stock issued                                                        --      1,422,226
      Accrued acquisition costs                                                  --        150,000
                                                                        -----------    -----------
      Cash paid for acquisition of Business Health Companies, Inc.      $        --    $  (495,645)
                                                                        ===========    ===========

      Restricted cash at end of period                                  $   313,665    $   308,002
                                                                        ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. ("Company"), a Delaware corporation, is a holding company of healthcare cost management and administrative services companies. The Company is comprised of four main subsidiaries: MedicalControl Network Solutions, Inc., providing managed care services, primarily through its preferred provider organization ("PPO") networks, Diversified Group Administrators, Inc., providing third party administration ("TPA") services, ppoONE.com, inc., providing e-health solutions to the PPO and healthcare payor industry and ValueCheck, Inc. ("ValueCheck"), providing utilization review and case management services. The Company's contracts with its customers are renewable annually and permit cancellation upon 30 to 60 days' notice.

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

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Software Development Costs

Software development costs (included in intangible and other assets) consisted of outside services and incremental salaries and wages incurred to develop discrete proprietary software for internal use. These assets were being amortized over their remaining estimated useful lives (12 to 36 months). As a result of the acquisition in 1998, as discussed in Note 5, the Company had a requirement to consolidate database administration, network access and like product offerings of the separate entities. As a result of this requirement, the Company determined that it would not be able to recover its investment in certain capitalized software development costs over their remaining economic life, and accordingly, recognized an impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). As a result of this impairment, approximately $483,000 of remaining capitalized software costs were written off effective September 1, 1998, and are included in the post acquisition charges in the accompanying consolidated statements of operations. Maintenance and other minor updates to all of the Company's various software programs are expensed as incurred.

Goodwill

Goodwill is being amortized under the straight-line method over periods ranging from 25 to 30 years.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Long-Lived Assets

Subsequent to its initial recording, the Company periodically evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets (including property and equipment, software development costs and goodwill) may warrant revision or that the remaining balance of the assets may not be recoverable. When factors indicate these assets should be evaluated for possible impairment, the Company uses an estimate of the related operating unit's or specific asset's undiscounted future cash flows in determining whether an impairment has occurred, and the operating unit's or specific asset's fair value in measuring the impairment. Also, see
Note 4 relating to an impairment of goodwill in connection with the sale of a division of the TPA in 1999.

Income Taxes

Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded for temporary differences based upon enacted tax rates anticipated to be in effect when the temporary differences are expected to reverse.

Revenue Recognition

Revenue is recognized (i) at the completion of the processing of a customer's hospital or physician claim (regardless of the period in which the underlying hospital charge was incurred) for cost management services, (ii) per month based upon a fixed fee per employee in a customer's benefit plan for TPA services or PPO services or (iii) at the time commissions are earned for the placement of insurance coverage. One customer accounted for 10.6% and 9.6% of consolidated revenues in 1999 and 1998, respectively. The loss of this customer could have a material effect on the Company.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average common shares and dilutive shares outstanding during the period. There was no impact from dilutive common equivalent shares since losses were reported in both 1999 and 1998.

In 1999 and 1998, 1,155,502 and 1,544,528 common equivalent shares were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive for the periods presented.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Reclassifications

Certain reclassifications have been made to the 1998 financial statements to conform them to the 1999 presentation.

NOTE 3 - BUSINESS SEGMENT REPORTING

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

The Company manages its business segments primarily on a products and services basis. The Company's reportable segments are comprised of managed care services, primarily through its PPO, TPA services, e-health solutions to the PPO and healthcare payor industry offered through ppoONE.com and utilization review and case management services performed by ValueCheck.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 3 - BUSINESS SEGMENT REPORTING - continued

The accounting policies of the various business segments are the same as those described in "Summary of Significant Accounting Policies" in Note 2. The Company evaluates the performance of its business units based on segment operating profit. Segment revenues include an intercompany allocation for services performed by ppoONE.com for the PPO segment. Segment operating profit includes personnel, sales and marketing expenses and other operating expenses directly attributable to the segment and excludes certain expenses that are managed outside the segment. Costs excluded from the segment operating profit consist of corporate expenses, including income taxes, and interest income and interest expense. Corporate expenses are comprised primarily of executive compensation, post acquisition charges and other general and administrative expenses that are separately managed. Corporate assets are not included in segment assets. Corporate assets consist primarily of cash and cash equivalents, deferred taxes, and intangible assets.

Summary information by segment as of and for the years ended December 31, 1999 and 1998, are as follows:

                                       1999            1998
                                    -----------    -----------
PPO Segment:
    Revenues                       $ 8,186,854     $ 7,496,303
    Operating expenses               6,696,047       6,272,869
                                   -----------     -----------
         Operating profit            1,490,807       1,223,434

    Depreciation                       145,228         163,515
    Segment assets                   1,903,317       2,027,275

TPA Segment:
    Revenues                       $ 6,268,295     $ 6,538,289
    Operating expenses               6,135,591       5,791,565
                                   -----------     -----------
         Operating profit              132,704         746,724

    Depreciation                   $   158,293     $   133,303
    Segment assets                   2,530,790       3,864,714

ppoONE.com Segment:
    Revenues                       $ 2,792,976     $ 1,676,512
    Operating expenses               3,042,580       3,183,765
                                   -----------     -----------
         Operating loss               (249,604)     (1,507,253)

    Depreciation                        60,836          91,312
    Segment assets                     309,480         329,365

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 3 - BUSINESS SEGMENT REPORTING - continued


ValueCheck Segment:
     Revenues               $ 192,272    $      --
     Operating expenses       501,424       39,705
                            ---------    ---------
           Operating loss    (309,152)     (39,705)

     Depreciation               4,607          307
     Segment assets           117,310       24,197


A reconciliation of the Company's segment revenues, operating profit (loss) and segment assets to the corresponding consolidated amounts as of and for the years ended December 31, 1999 and 1998 are as follows:

                                       1999            1998
                                   ------------    ------------

Segment revenues                   $ 17,440,397    $ 15,711,104
Intercompany revenues                (2,100,337)     (1,139,431)
                                   ------------    ------------
     Consolidated revenues         $ 15,340,060    $ 14,571,673
                                   ============    ============

Segment Operating profit           $  1,064,755    $    423,200
Corporate expenses, net              (1,856,438)     (2,318,349)
                                   ------------    ------------
     Consolidated operating loss   $   (791,683)   $ (1,895,149)
                                   ============    ============

Segment assets                     $  4,860,897    $  6,245,551
Corporate assets                      7,600,588       7,988,875
                                   ------------    ------------
     Consolidated assets           $ 12,461,485    $ 14,234,426
                                   ============    ============


NOTE 4 - SALE OF DIVISION

In August 1999, the Company's TPA subsidiary completed the sale of its unprofitable division located in Dallas, Texas. The sale resulted in a loss in the amount of $1,225,000, which was reflected as a charge against earnings as of June 30, 1999, reduced by a deferred tax benefit of $441,000.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 5 - ACQUISITION

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

In connection with the acquisition discussed above, the Company recognized certain post acquisition charges of approximately $648,000. These charges consisted of a $483,000 write-off of certain capitalized software development costs, $125,000 of special bonuses payable related to the acquisition, and $40,000 of severance related costs. Due to the acquisition of BHC, the Company had a requirement to consolidate database administration, network access, and like product offerings of the separate entities. As a result of this requirement, the Company determined that it would not be able to recover its investment in certain capitalized software development costs over their remaining economic life, and accordingly, recognized an impairment in accordance with Statement of Financial Accounting Standards No. 121.

Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma information is presented to illustrate the estimated effects of the BHC acquisition as if it had occurred on January 1, 1998, and is not necessarily indicative of what operations would have been if the acquisition had been consummated at the assumed date, nor is it indicative of future results of operations. The pro forma information does not include the post acquisition charges included in the accompanying consolidated statement of operations for 1998.

                                    For the Year Ended
                                    ------------------
                                    December 31, 1998
                                    -----------------
Net revenues                          $ 15,913,691
Operating loss                        $ (1,317,691)
Net loss                              $   (694,106)
Loss per share                        $      (0.17)
Weighted average shares outstanding      4,081,039

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 1999 and 1998, consisted of the following:

                                    Estimated
                                   Useful Life      1999            1998
                                   -----------   -----------    -----------
Land                                        --   $    60,000    $    60,000
Buildings                            40 years        240,000        240,000
Furniture and fixtures              5-10 years       773,937        714,731
Data processing equipment           3-6 years      1,454,902      1,368,345
Auto                                 5 years           4,941             --
Leasehold improvements               40 years        118,099        116,343
                                                 -----------    -----------
                                                   2,651,879      2,243,690
Less - accumulated depreciation                   (1,107,600)      (801,721)
                                                 -----------    -----------
      Property and equipment, net                $ 1,544,279    $ 1,697,698
                                                 ===========    ===========


NOTE 7 - GOODWILL, NET

Goodwill at December 31, 1999 and 1998, consisted of the following:


                                      1999           1998
                                  -----------    -----------
Goodwill                          $ 6,642,076    $ 8,392,856
Less - accumulated amortization      (622,613)      (620,023)
                                  -----------    -----------
      Goodwill, net               $ 6,019,463    $ 7,772,833
                                  ===========    ===========


NOTE 8 - DEBT

In connection with the acquisition of BHC, the Company obtained bank financing in the form of a $1,600,000 term loan. The Company also issued an aggregate of $1,000,000 in subordinated convertible notes to the selling shareholders of BHC. The bank note bears interest at the bank's prime rate plus 1% (9.5% and 8.75% at December 31, 1999 and 1998 respectively) and is payable in monthly installments of principal of $26,667 plus interest. The 8.5% subordinated convertible seller notes were payable in quarterly installments of principal and interest through October 2003 and were convertible into common stock of the Company upon 30 days' notice, in $25,000 increments, at a conversion rate of $5.25 per share. On July 6, 1999, the remaining principal balance of $850,000 of convertible seller notes was converted into 161,903 shares of the Company's common stock.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 8 - DEBT - Continued

In conjunction with the bank financing above, the Company's previously existing $1,000,000 line of credit was terminated and a new revolving credit facility was obtained. This credit facility, secured by accounts receivable, allowed for maximum borrowings of $500,000, since reduced to $400,000 in March 1999, and bears interest at the bank's prime rate plus 1% (9.5% at December 31, 1999). Availability under this credit facility was $400,000 at December 31, 1999. The credit facility contains certain affirmative financial covenants, such as minimum net worth and financial statement ratios.

During March and May 1999, the Company restructured the terms and financial covenants of its existing bank term note and revolving line of credit. Under the revised terms of the note agreement, the Company was required to make principal reductions of $200,000 on March 31, 1999, $50,000 on June 15, 1999, $147,000 on
August 16, 1999 paid with a portion of the proceeds from the sale of common stock and $407,000 on August 18, 1999 paid with the proceeds from an income tax refund. The revised new term note includes certain revised financial covenants, including minimum net income, stockholders' equity and working capital requirements, and is secured by a pledge of certain shares of the Company's wholly owned subsidiaries. The Company is required to make monthly payments of principal and interest, as described above, until the loan is paid in full in April 2001. As of December 31, 1999, the Company was not in compliance with certain debt covenants and, in March 2000, it received the necessary waivers.


Long-Term Debt

Long-term debt consisted of the following at December 31, 1999 and 1998:

                                                            1999         1998
                                                         ----------   ----------
Mortgage note payable, monthly installments of           $  235,428   $       --
approximately $3,100, plus interest at 8.0% through
January 2009

Note payable to bank, secured by substantially all          395,261    1,558,428
assets of the Company, monthly installments of
approximately $26,700, plus interest at bank's
prime rate plus 1% (9.5% and 8.75% at December
31, 1999 and 1998 respectively) through 2003

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 8 - DEBT - Continued

                                                         1999          1998
                                                     -----------    -----------

Mortgage note payable, monthly installments of       $        --    $    84,071
approximately $1,500, plus interest at a bank's
prime rate plus .25% (8.0% at December 31,
1998) through September 2003

Note payable, due in quarterly installments of                --         27,500
$13,750 plus interest at 8% through June 1999

Subordinated convertible notes payable to                     --      1,000,000
previous stockholders of subsidiary, principal
payable in quarterly installments of $50,000,
interest at 8.5% due monthly                         -----------    -----------
                                                         630,689      2,669,999

                                                        (411,970)    (1,115,515)
                                                     -----------    -----------
Less - current portion                               $   218,719    $ 1,554,484
                                                     ===========    ===========
Total long-term debt, net of current portion



Scheduled future principal maturities of long-term debt at December 31, 1999, are as follows:

Year ended
December 31,       Amount
------------      --------
2000              $411,970
2001                19,697
2002                21,355
2003                23,152
2004                25,101
Thereafter         129,414
                  --------
                  $630,689

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 9 - BENEFIT PLANS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan that covers all employees of the Company who have one year of service, as defined, and have reached age 21. Company contributions are discretionary based upon determinations made by the plan trustees. Employees become 100% vested in employer contributions after 5 years of service (accruing 20% per year of service, as defined). The Company recorded expense of $127,207 and $103,965 for plan contributions for the years ended December 31, 1999 and 1998, respectively.

Deferred Compensation

The Company has a deferred compensation agreement with its chief executive officer. The agreement provides benefits estimated at $540,000 upon the sooner of termination of employment, death, change in control of the Company or January 2007. The Company has made an investment in a life insurance policy to fund approximately two-thirds of this benefit.

Other than stated above, the Company does not provide any post-retirement or post-employment benefits to any of its employees.

NOTE 10 - INCOME TAXES

The income tax benefit at December 31, 1999 and 1998, consisted of the following:

                 1999          1998
               ---------    ---------
Current:
     Federal   $(237,200)   $(320,805)
     State       (31,394)     (39,516)

Deferred:
     Federal    (250,154)    (222,329)
     State       (33,109)     (29,426)
               ---------    ---------
Total          $(551,857)   $(612,076)
               =========    =========

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998

NOTE 10 - INCOME TAXES - Continued

The differences between the statutory federal income tax rate and the Company's effective income tax rate are as follows:

                                             1999     1998
                                             ----     ----
Statutory federal income tax rate            (34.0%)  (34.0%)
State income taxes, net of federal benefit    (3.1)    (2.6)
Meals and entertainment expenses                .6       .8
Goodwill amortization                          4.1      2.4
Adjustment of prior year's estimate            5.1       --
Other                                          1.1      (.5)
                                             -----    -----
      Total                                  (26.2%)  (33.9%)
                                             =====     ====

The components of and changes in net deferred tax assets (liabilities) as of December 31, 1999 and 1998, are as follows:

                                                            1999         1998
                                                          ---------    ---------
Current Deferred Taxes:
Assets:
      Nondeductible reserves                              $ 133,545    $ 169,028
       Deferred revenue                                     101,624           --
                                                          ---------    ---------
                                                            235,169      169,028
Noncurrent Deferred Taxes:
Assets:
      Deferred gain from sale of option on
           real estate                                      268,891      303,926
      Net operating loss carryforward                       277,944           --
      Other                                                      --       50,800

Liabilities:
     Excess tax over book depreciation and amortization    (146,327)    (269,456)
     Other                                                  (31,547)          --
                                                          ---------    ---------

Noncurrent deferred taxes, net                              368,961       85,270
                                                          ---------    ---------
Total deferred taxes                                      $ 604,130    $ 254,298
                                                          =========    =========

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 10 - INCOME TAXES - Continued

A valuation allowance must be provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has not established a valuation allowance because, in the opinion of management, the Company will fully realize its deferred tax asset. The company has net operating loss carryovers at December 31, 1999 of approximately $744,000. The carryovers expire if not utilized by 2019.

NOTE 11 - DEFERRED GAIN ON SALE OF OPTION ON REAL ESTATE

In connection with the Company's relocation of its corporate offices and principal operations in January 1997, management secured a purchase option on their new office facility. During September 1997, the Company sold this option for $910,000 cash to a third party, who subsequently exercised the option. Concurrent with the sale, the Company executed a ten-year lease extension. The gain from this transaction is being recognized on a straight-line basis over the life of the lease extension and is reflected as a deferred gain on the accompanying balance sheet. The amount of gain amortization included in operating results for each of the years ended December 31, 1999 and 1998 was $91,000.

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

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 12 - COMMITMENTS AND CONTINGENCIES - Continued

At December 31, 1999, scheduled future minimum payments for operating leases with initial terms in excess of one year are as follows:

Year ended
December 31,            Amount
------------          ----------
2000                  $  735,168
2001                     564,011
2002                     461,502
2003                     349,941
2004                     319,740
Thereafter               865,963
                      ----------
                      $3,296,325
                      ==========

Rental expense for all operating leases for the years ended December 31, 1999 and 1998, was $848,239 and $530,803, respectively.

During 1996, a subsidiary of the Company entered into a service agreement, commencing January 1997, with a third party for use of their claims adjudication software via on-line access to a data center. The term of this service agreement is ten years and fees paid to the third party will be $1.00 per month for each individual plan member served by the Company's subsidiary. Fees paid under this agreement were $175,504 and $170,065 in 1999 and 1998, respectively.

Litigation

The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations, or cash flows.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 13 - STOCKHOLDERS' EQUITY

Stock Options

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

The following table sets forth summarized information regarding the plans:

                                                                          Weighted
                                                                          Average
                                        Shares       Option Price       Option Price
                                      ----------    --------------      ------------
Outstanding at December 31, 1997       1,397,908    $3.30 to $9.00         $6.10
     Granted                             286,995     4.46 to 7.81           6.39
     Exercised                           (96,835)    3.38 to 5.13           4.40
     Forfeited                           (43,540)    3.38 to 4.50           3.81
                                      ----------    --------------         -----
Outstanding at December 31, 1998       1,544,528    $3.38 to $9.00         $6.30
     Granted                             446,000     7.63 to 8.88           7.88
     Exercised                          (452,110)    3.38 to 5.25           4.30
     Forfeited                          (392,287)    4.36 to 7.54           7.28
                                      ----------    --------------         -----
Outstanding at December 31, 1999       1,146,131    $3.38 to $8.88         $7.35
                                      ==========    ==============         =====
Exercisable options:
     December 31, 1998                   946,551
                                      ==========
     December 31, 1999                   723,600
                                      ==========

Options available for future grants      400,050
                                      ==========



In 1994, the Company granted a stock option to a third party for financial advisory services whereby the third party has the option to purchase up to 100,000 shares of the Company common stock at prices ranging from $6.00 to $9.00 per share. The option became fully vested as of November 12, 1994, and expired during 1999.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 13 - STOCKHOLDERS' EQUITY - Continued

Accounting for Stock-Based Compensation

The Company accounts for stock options under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's pro forma net income and diluted earnings per share would have been the amounts shown below:

                                 1999             1998
                                 ----             ----
Pro forma net loss         $  (1,862,090)   $  (1,381,804)
Pro forma loss per share   $        (.42)   $        (.35)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                          1999    1998
                          ----    ----
Risk free interest rate    5.1%    5.1%
Expected dividend yield    0.0%    0.0%
Expected volatility       35.2%   43.9%
Expected lives               5       5

The weighted average fair value of options granted in 1999 and 1998 was $3.13 and $3.03, respectively.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTE 14 - RELATED PARTY TRANSACTIONS

In October 1994, the Company loaned $300,000 to its chief executive officer. The loan is secured by the pledge of 70,000 shares of the Company's common stock held by the majority stockholder and is also guaranteed by the majority stockholder. The loan accrues interest at a bank's prime rate plus 1% (9.5% at December 31, 1999). The principal and any unpaid accrued interest are due in its entirety by October 27, 2000. Accrued interest on this note was $148,328 and $121,175 at December 31, 1999 and 1998, respectively.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998


NOTE 14 - RELATED PARTY TRANSACTIONS - Continued

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

During August 1999, the Company filed a registration statement with the Securities and Exchange Commission to register certain additional outstanding shares of common stock owned by the majority shareholder of the Company. The majority shareholder has indicated no present intention of selling any stock but such stock may serve as collateral for certain loans of the majority shareholder. In connection with this registration statement, the Company paid approximately $6,600 of legal and accounting expenses.

                                  EXHIBIT INDEX

Exhibit
Number                             Description
-------                            -----------
3.1         Restated Certificate of Incorporation of the Company - incorporated by reference to the Exhibits to the Registration Statement on Form
            SB-2, file number 33-58334-FW, declared effective May 13, 1993.

3.2 Amended and Restated Corporate Bylaws of the Company - incorporated by reference to the Exhibits to the Registration Statement on Form
            SB-2, file number 33-58334-FW, declared effective May 13, 1993.

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

10.10 Form of Agreement by and between the Company and each of its directors and officers - incorporated by reference to the Company's
            Annual Report on Form 10-KSB for the year ended December 31, 1996.

10.11       Commercial Lease, dated March 1, 1993, by and among Diversified and
            David C. and Janice L. Bramer - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December
            31, 1996.

10.12       Letter Agreement, dated September 29, 1994, by and between the
            Company and David C. Bramer - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December
            31, 1996.

10.13 Transfer Agreement, dated as of January 1, 1998, by and among the Company, MedicalControl Network Solutions, Inc., PPO Management
            Solutions, Inc., Genesis/ValueCheck, Inc., MedicalControl Holdings,
            Inc., and its direct and indirect wholly owned subsidiaries. (All exhibits have been omitted and will be provided to the Commission upon request.) - incorporated by reference to the Company's Annual
            Report on Form 10-KSB for the year ended December 31, 1997.

10.14       Stock Purchase Agreement, dated September 10, 1998, by and between
            MedicalControl Network Solutions, Inc., Business Health Companies,
            Inc., Ralph T. Smith, Donald Richard Huntington and Douglas Elden. - incorporated by reference to the Company's Special Report on Form
            8-K filed October 9, 1998.

10.15       Employment, Confidentiality and Non-Competition Agreement, dated
            September 25, 1998, by and among MedicalControl Network Solutions,
            Inc., the Company and Donald Richard Huntington - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.16       Employment, Confidentiality and Non-Competition Agreement, dated
            September 25, 1998, by and among MedicalControl Network Solutions,
            Inc., the Company and Ralph T. Smith - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended
            December 31, 1998.

10.17 Loan Agreement, dated September 25, 1998, by and between the Company and Bank One, Texas, N.A. - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December
            31, 1998.

10.18 First Amendment to Loan Agreement, dated as of March 31, 1999, by and between Bank One, Texas N.A. and the Company - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

10.19 Second Amendment to Loan Agreement, dated as of May 15, 1999, by and between Bank One, Texas N.A. and the Company.

10.20 Third Amendment to Loan Agreement, dated as of September 25, 1999, by and between Bank One, Texas N.A. and the Company.

10.21       Asset Purchase Agreement, dated July 30, 1999, by and between
            Diversified Group Administrators, Inc. and Group Resources, Inc. - incorporated by reference to the Company's Quarterly Report on Form
            10-QSB for the quarter ended September 30, 1999.

10.22       Employee Incentive Stock Option Plan.

10.23       Non-Employee Director Stock Compensation Plan.

10.24       Employment Agreement dated January 1, 1998, by and between PPO
            Management Solutions, Inc. (now known as ppoONE.com) and Patrick W.
            Kennedy.

10.25 First Amendment to Employment Agreement dated June 24, 1999 by and between ppoONE.com, inc. and Patrick W. Kennedy.

21 Subsidiaries of the Company - incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December
            31, 1998.

23.1        Consent of Grant Thornton LLP, independent public accountants.

23.2        Consent of Arthur Andersen LLP, independent public accountants.

27.1        Financial Data Schedule.