Form 10KSB/A
period 1999-12-31
MEDICALCONTROL INC
filed 2000-04-14
CIK 897546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of March 24, 2000: $7,622,995*

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


                                TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------
                                     PART I

Item 1   Description of Business .............................................................    3
Item 2   Description of Properties ...........................................................   22
Item 3   Legal Proceedings ...................................................................   22
Item 4   Submission of Matters to a Vote of Security Holders .................................   22

                                     PART II

Item 5   Market for the Registrant's Common Equity and Related Stockholder Matters ...........   23
Item 6   Management's Discussion and Analysis or Plan of Operations ..........................   23
Item 7   Financial Statements ................................................................   25
Item 8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    25

                                    PART III

Item 9   Directors and Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act....................................................   26
Item 10  Executive Compensation ..............................................................   26
Item 11  Security Ownership of Certain Beneficial Owners and Management ......................   26
Item 12  Certain Relationships and Related Transactions ......................................   26

                                     PART IV

Item 13  Exhibits and Reports on Form 8-K ....................................................   26

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

Registrant:

Date: April 13, 2000                    MedicalControl, Inc.



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

    Name                                     Title                                                 Date
    ----                                     -----                                                 ----

/s/ John Ward Hunt                           President, Chief Executive Officer                    April 13, 2000
------------------------------------         and Chairman of the Board of Directors
John Ward Hunt                               (principal executive officer)


/s/ Bob E. Buddendorf                        Senior Vice President and Chief Financial             April 13, 2000
------------------------------------         Officer (principal accounting officer)
Bob E. Buddendorf


/s/ Frank M. Burke, Jr.                      Director                                              April 13, 2000
------------------------------------
Frank M. Burke, Jr.


/s/ William L. Amos, Jr., M. D.              Director                                              April 13, 2000
------------------------------------
William L.  Amos, Jr., M.D.


                                             Director
------------------------------------
D.  Samuel Coats


/s/Donald Richard Huntington                 Director                                              April 13, 2000
------------------------------------
Donald Richard Huntington