Form 10QSB
period 2000-03-31
MEDICALCONTROL INC
filed 2000-05-15
CIK 897546

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


                  For the quarterly period ended March 31, 2000

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT ------------- OF 1934

               For the transition period from ________ to _______

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock 4,672,492 as of May 8, 2000.

Transitional Small Business Disclosure Format (Check one): YES     NO X
                                                               ---   ---

--------------------------------------------------------------------------------

                              MEDICALCONTROL, INC.

                Form 10-QSB for the Quarter ended March 31, 2000

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

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 March 31, 2000

                                   (UNAUDITED)


                                                                               March 31,    December 31,
                                  ASSETS                                         2000           1999
                                                                              -----------   ------------
CURRENT ASSETS
       Cash and cash equivalents                                              $   877,355   $   640,803
       Restricted Cash                                                            331,946       313,665
       Accounts receivable - trade, net of allowance
             for doubtful accounts of $176,000 and $156,000
             at March 31, 2000 and  December 31, 1999, respectively             1,297,074     1,395,536
       Accounts receivable - premium                                              366,079       482,420
       Accounts receivable - other                                                 83,033        96,317
       Income tax receivable                                                      299,693       300,093
       Prepaid expenses and other current assets                                  433,653       312,049
       Deferred income taxes                                                      227,539       235,169
                                                                              -----------   -----------
          Total current assets                                                  3,916,372     3,776,052

NOTE RECEIVABLE - OFFICER, including accrued interest                             455,545       448,328
RECEIVABLE FROM SALE OF DIVISION                                                  261,268       300,000
PROPERTY AND EQUIPMENT, NET                                                     1,510,625     1,544,279
GOODWILL, NET                                                                   5,953,783     6,019,463
INTANGIBLE AND OTHER ASSETS, NET                                                    4,402         4,402
DEFERRED TAXES                                                                    368,961       368,961
                                                                              -----------   -----------

       TOTAL ASSETS                                                           $12,470,956   $12,461,485
                                                                              ===========   ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable - trade                                               $   636,598   $   842,266
       Accounts payable - premium                                                 698,025       796,084
       Accrued liabilities                                                      1,032,138     1,044,803
       Borrowings under bank line of credit                                       250,000            --
       Current portion of long-term debt                                          336,877       411,970
                                                                              -----------   -----------
          Total current liabilities                                             2,953,638     3,095,123

NON-CURRENT LIABILITIES
       Long-term debt, net of current portion                                     209,405       218,719
       Deferred gain on sale of option on real estate                             675,667       698,417

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock - $.10 par; 4,000,000
          shares authorized, no shares issued or outstanding                           --            --
       Common stock - $.01 par; 8,000,000 shares
          authorized, 4,668,492 and 4,625,579 issued
           in 2000 and 1999, respectively                                          46,685        46,256
       Additional paid-in capital                                               8,394,791     8,225,281
       Retained earnings                                                          190,770       177,689
                                                                              -----------   -----------
          Total stockholders' equity                                            8,632,246     8,449,226
                                                                              -----------   -----------

          TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                         $12,470,956   $12,461,485
                                                                              ===========   ===========



    The accompanying notes are an integral part of the financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                               For The Three Months Ended
                                                                       March 31,
                                                               --------------------------
                                                                  2000           1999
                                                               -----------    -----------
NET REVENUES                                                   $ 3,877,155    $ 3,912,235
                                                               -----------    -----------

OPERATING EXPENSES
       Salaries and wages                                        2,422,662      2,597,930
       Other operating expenses                                  1,290,475      1,418,410
       Depreciation and amortization                               149,128        184,628
                                                               -----------    -----------

          Total operating expenses                               3,862,265      4,200,968
                                                               -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                       14,890       (288,733)
                                                               -----------    -----------

OTHER INCOME (EXPENSE)
       Interest expense                                            (18,606)       (66,824)
       Investment income                                            24,427         23,134
                                                               -----------    -----------

          Total other income (expense)                               5,821        (43,690)
                                                               -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                   20,711       (332,423)

Income taxes (benefit)                                               7,630       (127,983)
                                                               -----------    -----------

NET INCOME (LOSS)                                              $    13,081    $  (204,440)
                                                               ===========    ===========


Income (loss) per share--basic and diluted                     $      0.00    $     (0.05)
                                                               ===========    ===========

Weighted average common shares outstanding                       4,643,323      4,154,968
                                                               ===========    ===========

Weighted average common and diluted shares outstanding           4,785,921      4,154,968
                                                               ===========    ===========


     The accompanying notes are integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                        For The Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                            2000           1999
                                                                         -----------    -----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income (loss)                                                     $    13,081    $  (204,440)
      Adjustments to reconcile net income (loss)
         to net cash provided by operations:
       Depreciation and amortization                                         149,128        184,628
       Amortization of deferred gain on real estate transaction              (22,750)       (22,750)
       Net changes in certain assets and liabilities
             Accounts receivable - trade                                      98,462         64,367
             Receivable from sale of division                                 38,731             --
             Income tax receivable and deferred taxes                         (8,030)      (127,983)
             Prepaid expenses and other current assets                      (121,604)      (283,825)
             Accounts payable - trade                                       (205,669)         6,829
             Accrued expenses                                                 16,679        191,438
                                                                         -----------    -----------

Net cash used in operating activities                                        (41,972)      (191,736)
                                                                         -----------    -----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
       Purchases of property and equipment                                   (49,794)      (106,095)
                                                                         -----------    -----------

Net cash used in investing activities                                        (49,794)      (106,095)
                                                                         -----------    -----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
       Loan to officer, including accrued interest                            (7,216)        (6,510)
       Draw on bank line of credit                                           250,000         75,000
       Payments on long-term debt                                            (84,406)      (220,418)
       Proceeds from issuance of common stock                                169,939        297,745
                                                                         -----------    -----------

Net cash provided by financing activities                                    328,317        145,817
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         236,551       (152,014)

Cash and cash equivalents at beginning of period                             640,803      1,112,653
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $   877,354    $   960,639
                                                                         ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                            $     9,642    $    70,189
                                                                         ===========    ===========
Income taxes paid                                                        $        --    $        --
                                                                         ===========    ===========


       Restricted cash at period end date                                $   331,946    $   593,609
                                                                         ===========    ===========


     The accompanying notes are integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

                                   (UNAUDITED)


NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. (the "Company"), a Delaware corporation, is a holding company of healthcare cost management and administrative services companies. The Company is comprised of four main subsidiaries: MedicalControl Network Solutions, Inc., providing managed care services primarily through its preferred provider organization ("PPO"), Diversified Group Administrators, Inc., providing third party administration ("TPA") services, ppoONE.com, inc. ("ppoONE.com"), providing repricing and administrative services for PPOs and certain network healthcare providers, and ValueCheck, Inc. ("ValueCheck"), the newly-formed subsidiary providing utilization review and case management services.

NOTE 2 - BASIS OF PRESENTATION

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The Company believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-KSB.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average dilutive shares outstanding during the period. There was no impact from dilutive common equivalent shares since net income was less than one cent per share and a loss was reported for the periods ended March 31, 2000 and 1999, respectively.

In 2000, 575,500 common equivalent shares were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive for the period presented.

NOTE 4 - DEBT

At March 31, 2000, the Company had $250,000 of outstanding borrowings under its revolving line of credit arrangement. This credit facility, secured by accounts receivable, allows for maximum borrowings of $400,000 and bears interest at the bank's prime rate plus 1.25% (10% at March 31, 2000).

Long-term debt consisted of the following at March 31, 2000 and December 31, 1999:

                                                   March 31,       December 31,
                                                     2000              1999
                                                   ---------       ------------
Note payable to bank, secured by a pledge
of substantially all assets of the
Company, monthly installments of $26,667,
plus interest at bank's prime rate
plus 1% (9.75% at March 31, 2000 and 9.5%
at December 31, 1999) to April 2001                 $315,260         $395,261

Mortgage note payable, monthly installments
of $3,059, plus interest at 8% through
January 2009                                         231,022          235,428
                                                    --------         --------
        Total                                        546,282          630,689
Less current portion                                 336,877          411,970
                                                    --------         --------
Total long-term debt, net of current portion        $209,405         $218,719
                                                    ========         ========

NOTE 5 - BUSINESS SEGMENT REPORTING

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

Certain reclassifications have been made in 1999 amounts in order to make them consistent with amounts for the 2000 period. The reclassifications reflect moving the claims processing unit and customer service to the PPO segment from the ppoONE.com segment. Summary information by segment as of and for the periods ended March 31, 2000 and 1999, are as follows:



                                         2000         1999
                                      ----------   ----------
PPO Segment:
     Revenues                         $2,179,306   $2,058,477
     Operating expenses                1,696,540    1,828,728
                                      ----------   ----------
          Operating profit               482,766      230,299

     Depreciation                         26,994       48,938
     Segment assets                    1,818,386    2,025,155

                                          2000            1999
                                      ------------    ------------
TPA Segment:
     Revenues                         $  1,343,439    $  1,739,417
     Operating expenses                  1,259,562       1,679,825
                                      ------------    ------------
          Operating profit                  83,877          59,592

     Depreciation                           42,829          41,244
     Segment assets                      2,537,866       3,253,528

ppoONE.com Segment:
     Revenues                         $    356,999    $    199,975
     Operating expenses                    511,594         324,726
                                      ------------    ------------
          Operating loss                  (154,595)       (124,751)

     Depreciation                           12,172          16,635
     Segment assets                        365,379         340,881

ValueCheck Segment:
     Revenues                         $    118,118    $     31,662
     Operating expenses                    182,301         102,760
                                      ------------    ------------
          Operating loss                   (64,183)        (71,098)

     Depreciation                            1,453             893
     Segment assets                        134,600          63,499


A reconciliation of the Company's segment revenues, operating profit (loss) and segment assets to the corresponding consolidated amounts as of and for the periods ended March 31, 2000 and 1999, are as follows:



                                          2000             1999
                                       ------------    ------------
Segment revenues                      $  3,997,862    $  4,029,530
Intercompany revenues                     (120,707)       (117,295)
                                      ------------    ------------
     Consolidated revenues            $  3,877,155    $  3,912,235
                                      ============    ============

Segment operating profit              $    347,865    $     94,041
Corporate expenses, net                    332,975         382,774
                                      ------------    ------------
     Consolidated operating
     profit (loss)                    $     14,890    $   (288,733)
                                      ============    ============

Segment assets                        $  4,856,231    $  5,683,063
Corporate assets                         7,614,725    $  6,778,422
                                      ------------    ------------
     Consolidated assets              $ 12,470,956    $ 12,461,485
                                      ============    ============

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE QUARTER (OR THREE MONTHS) ENDED MARCH 31, 2000, COMPARED TO THE QUARTER (OR THREE MONTHS) ENDED MARCH 31, 1999.

(1)  RESULTS OF OPERATIONS

     Net revenues for the three months ended March 31, 2000 were down slightly from the comparable 1999 period largely due to the sale of the Dallas division of the TPA. The Company had increased revenues from outside customers in all operating segments except the TPA. TPA revenues were down $396,000 largely because of the sale in August 1999 of its Dallas division and also because of customers lost in 1999 which were not completely offset by revenues from new business. PPO revenues increased approximately $121,000 for the period reversing the downward trend experienced in recent years.

     Net income for the quarter ended March 31, 2000 was $13,081, less than one cent per share, compared with a net loss of $(204,440), or $(.05) per share, for the same period in 1999. This increase was due primarily to decreases in personnel costs and operating expenses more fully discussed below.

     Salaries and wages decreased $175,000 or 6.7% for the quarter ended March 31, 2000, as compared to the prior year period because of lower TPA personnel costs as the result of the sale of its Dallas division and a reduction in headcount attributable to the completion of a systems conversion project in late 1999.

     Other operating expenses decreased by approximately $128,000 for the three months ended March 31, 2000, or 9.0%, as compared to the three months ended March 31, 1999. This decrease was primarily due to the sale of the Dallas division of the TPA and an overall decrease in operating expenses resulting from cost cutting measures adopted in early 1999, offset to some extent by increases in ppoONE.com and ValueCheck as their revenues and customer bases grow.

     Depreciation and amortization for the quarter ended March 31, 2000 declined approximately $35,000 from the same period in 1999, the majority of which is goodwill amortization in 1999 on the TPA's Dallas division.

     Other income (expense) improved from expense of approximately $44,000 for the first quarter of 1999 to income of approximately $6,000 in the 2000 quarter as the result of lower interest expense attributable to substantial reductions in debt during 1999 as explained in the following section.

(2)   LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company had net working capital of approximately $963,000 at March 31, 2000, compared with $681,000 at December 31, 1999. Unrestricted cash and cash equivalents were $332,000 at March 31, 2000, compared with $641,000 at December 31, 1999. Cash used in operations during the first quarter of 2000 was approximately $42,000 compared with cash used in operations of approximately $192,000 during the same period in 1999.

     Capital expenditures for the purchase of tangible property and equipment were approximately $50,000 for the three months ended March 31, 2000. These expenditures were primarily for data processing equipment for ppoONE.com and software for the Company's TPA operations.

     In connection with an acquisition in September 1998, the Company obtained bank financing in the form of a $1,600,000 term loan which bears interest at the bank's prime rate plus 1% (9.75% at March 31, 2000) and is payable in sixty monthly principal installments of $26,667 plus interest through October 2003.

     At March 31, 2000, the Company had $250,000 of outstanding borrowings under its revolving line of credit arrangement. This credit facility, secured by accounts receivable, allows for maximum borrowings of $400,000 and bears interest at the bank's prime rate plus 1.25% (10% at March 31, 2000).

     In March and May 1999, the Company restructured certain covenants and other terms of the bank agreement. Under the revised terms, the Company was required to make principal reductions of $200,000 on March 31, 1999, $50,000 on June 15, 1999, $147,000 on August 16, 1999 paid with a portion of the proceeds from the sale of common stock and $407,000 on August 18, 1999 paid with the proceeds from an income tax refund. The revised term note includes covenants which impose minimum requirements for cash flow, stockholders' equity and working capital, and is secured by a pledge of certain shares of the Company's wholly-owned subsidiaries. Concurrently, maximum borrowings under the Company's revolving credit facility were reduced from $500,000 to $400,000.

     The Company's management made the decision to accelerate spending on the development and marketing of ppoONE.com's products and services. Management believes that cash flows from operations, cash on hand, and the borrowing capacity under the Company's line of credit or, alternatively, refinancing existing debt or the sale of assets will be sufficient to fund liquidity needs and capital requirements for the fiscal year 2000. The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

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

     (b)      Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            MEDICALCONTROL, INC.



May 12, 2000                                /s/ John Ward Hunt
                                            ------------------------------------
                                            John Ward Hunt
                                            President and
                                            Chief Executive Officer



                                            /s/ Bob E. Buddendorf
                                            ------------------------------------
                                            Bob E. Buddendorf
                                            Senior Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27                  Financial Data Schedule