Form 10QSB
period 2000-06-30
MEDICALCONTROL INC
filed 2000-08-14
CIK 897546

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


                      For the quarterly period ended June 30, 2000


         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934





                      For the transition period from ___________  to ___________





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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - 4,701,992 as of August 10, 2000.

Transitional Small Business Disclosure Format (Check one):  YES     NO X
                                                               ---    ---

                              MEDICALCONTROL, INC.

                 Form 10-QSB for the Quarter ended June 30, 2000

                                Table of Contents


                                                                                    Page
                                                                                    ----
PART I - FINANCIAL INFORMATION

     Item 1   Consolidated Financial Statements                                       3

     Item 2   Management's Discussion and Analysis or Plan of Operation              10

PART II - OTHER INFORMATION                                                          13

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                            June 30,       December 31,
                                                                              2000             1999
                                                                           -----------     -----------
                                                                           (UNAUDITED)
                                ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                           $   991,007     $   640,803
       Restricted cash                                                         205,401         313,665
       Accounts receivable - trade, net of allowance
             for doubtful accounts of $200,000 and $156,000
             at June 30, 2000 and  December 31, 1999, respectively           1,634,738       1,395,536
       Accounts receivable - premium                                           413,906         482,420
       Accounts receivable - other                                             382,886         396,410
       Prepaid expenses and other current assets                               335,566         312,049
       Deferred income taxes                                                   237,343         235,169
                                                                           -----------     -----------
          Total current assets                                               4,200,847       3,776,052

NOTE RECEIVABLE - OFFICER, including accrued interest                          463,209         448,328
RECEIVABLE FROM SALE OF DIVISION                                               220,988         300,000
PROPERTY AND EQUIPMENT, NET                                                  1,448,728       1,544,279
GOODWILL, NET                                                                5,887,603       6,019,463
INTANGIBLE AND OTHER ASSETS, NET                                                 4,402           4,402
DEFERRED INCOME TAXES                                                          368,961         368,961
                                                                           -----------     -----------

       TOTAL ASSETS                                                        $12,594,738     $12,461,485
                                                                           ===========     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
       Accounts payable - trade                                            $   594,972     $   842,266
       Accounts payable - premium                                              619,307         796,084
       Accrued liabilities                                                   1,102,917       1,044,803
       Borrowings under bank line of credit                                    400,000              --
       Current portion of long-term debt                                       261,750         411,970
                                                                           -----------     -----------
          Total current liabilities                                          2,978,946       3,095,123

NON-CURRENT LIABILITIES
       Long-term debt, net of current portion                                  200,027         218,719
       Deferred gain on sale of option on real estate                          652,917         698,417

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock - $.10 par; 4,000,000
          shares authorized, no shares issued or outstanding                        --              --
       Common stock - $.01 par: 8,000,000 shares
          authorized, 4,699,492 and 4,625,579 issued
          in 2000 and 1999, respectively                                        46,995          46,256
       Additional paid-in capital                                            8,522,731       8,225,281
       Retained earnings                                                       193,122         177,689
                                                                           -----------     -----------
          Total stockholders' equity                                         8,762,848       8,449,226
                                                                           -----------     -----------

          TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                      $12,594,738     $12,461,485
                                                                           ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                            For the Three Months Ended         For The Six Months Ended
                                                                     June 30,                          June 30,
                                                           ----------------------------      ----------------------------
                                                              2000             1999             2000             1999
                                                           -----------      -----------      -----------      -----------
NET REVENUES                                               $ 3,954,118      $ 3,862,679      $ 7,831,274      $ 7,774,913
                                                           -----------      -----------      -----------      -----------

OPERATING EXPENSES
       Salaries and wages                                    2,438,400        2,468,875        4,861,063        5,066,805
       Other operating expenses                              1,368,128        1,331,717        2,658,606        2,750,127
       Depreciation and amortization                           148,691          188,427          297,819          373,055
       Loss from impairment                                         --        1,225,000               --        1,225,000
                                                           -----------      -----------      -----------      -----------

          Total operating expenses                           3,955,219        5,214,019        7,817,488        9,414,986
                                                           -----------      -----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                                   (1,101)      (1,351,340)          13,786       (1,640,073)
                                                           -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
       Interest expense                                        (20,986)         (55,223)         (39,593)        (122,047)
       Investment income                                        23,935           20,600           48,363           43,734
       Other income                                              2,100            2,542            2,100            2,542
                                                           -----------      -----------      -----------      -----------

          Total other income (expense)                           5,049          (32,081)          10,870          (75,771)
                                                           -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                                3,948       (1,383,421)          24,656       (1,715,844)

Income taxes (benefit)                                           1,596         (501,992)           9,223         (629,975)
                                                           -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                          $     2,352      $  (881,429)     $    15,433      $(1,085,869)
                                                           ===========      ===========      ===========      ===========


Basic income (loss) per share                              $      0.00      $     (0.21)     $      0.00      $     (0.26)
                                                           ===========      ===========      ===========      ===========

Diluted income (loss) per share                            $      0.00      $     (0.21)     $      0.00      $     (0.26)
                                                           ===========      ===========      ===========      ===========

Weighted average common shares outstanding                   4,676,540        4,231,659        4,659,932        4,193,640
                                                           ===========      ===========      ===========      ===========

Weighted average common and diluted shares outstanding       4,784,253        4,231,659        4,785,529        4,193,640
                                                           ===========      ===========      ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      For the Six Months Ended
                                                                              June 30,
                                                                    ----------------------------
                                                                        2000             1999
                                                                    -----------      -----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income (loss)                                                $    15,433      $(1,085,869)
      Adjustments to reconcile net income (loss) loss
         to net cash used in operations:
       Depreciation and amortization                                    297,819          373,055
       Amortization of deferred gain on real estate transaction         (45,500)         (45,500)
       Loss from impairment                                                  --        1,225,000
       Net changes in certain assets and liabilities
             Accounts receivable - trade                               (239,202)        (112,294)
             Receivable from sale of division                            79,012               --
             Accounts receivable - other                                 13,524         (233,675)
             Prepaid expenses and other current assets                  (23,517)        (200,914)
             Accounts payable - trade                                  (247,294)         399,109
             Accrued expenses                                            58,114         (101,621)
             Deferred income taxes                                       (2,174)        (441,000)
             Other                                                      (14,880)         (13,054)
                                                                    -----------      -----------

Net cash used in operating activities                                  (108,665)        (236,763)
                                                                    -----------      -----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
       Acquisition and goodwill costs                                        --          (21,000)
       Purchases of property and equipment                              (70,408)        (139,079)
                                                                    -----------      -----------

Net cash used in investing activities                                   (70,408)        (160,079)
                                                                    -----------      -----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
       Draw on bank line of credit                                      400,000           75,000
       Payments on long-term debt                                      (168,912)        (420,419)
       Proceeds from issuance of common stock                           298,189          509,910
                                                                    -----------      -----------

Net cash provided by financing activities                               529,277          164,491
                                                                    -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    350,204         (232,351)

Cash and cash equivalents at beginning of period                        640,803        1,112,653
                                                                    -----------      -----------

Cash and cash equivalents at end of period                          $   991,007      $   880,302
                                                                    ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                       $    39,593      $    99,306
                                                                    ===========      ===========
Income taxes paid                                                   $        --      $        --
                                                                    ===========      ===========

       Restricted cash at period end date                           $   205,401      $   738,474
                                                                    ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                                   (UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

MedicalControl, Inc. (the "Company"), a Delaware corporation, is a holding company of healthcare cost management and administrative services companies. The Company is comprised of four main subsidiaries: MedicalControl Network Solutions, Inc., providing managed care services primarily through its preferred provider organization ("PPO") networks, Diversified Group Administrators, Inc., providing third party administration ("TPA") services, ppoONE.com, inc. ("ppoONE.com"), providing repricing and administrative services for PPOs and certain network healthcare providers, and ValueCheck, Inc. ("ValueCheck"), providing utilization review and case management services.

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average dilutive shares outstanding during the period. There was no impact from dilutive common equivalent shares since net income was less than one cent per share in the three months and six months ended June 30, 2000 and losses were reported for the three-months and six-months ended June 30, 1999.

In 2000, 1,037,500 and 992,500 common equivalent shares were excluded from the calculation of diluted earnings per share for the three- and six-month periods because the effect would have been anti-dilutive for such periods.

NOTE 4 - DEBT

At June 30, 2000, the Company had outstanding borrowings of $400,000 under its line of credit arrangement. This credit facility, secured by accounts receivable, allows for maximum borrowings of $400,000 and bears interest at the bank's prime rate plus 1.25% (10.75% at June 30, 2000).

Long-term debt consisted of the following at June 30, 2000 and December 31, 1999:

                                                                          2000         1999
                                                                        --------     --------
     Note payable to bank, secured by a pledge of substantially all assets of the Company, monthly installments of $26,667, plus interest at bank's prime rate plus 1% (10.5% and 9.5% at
     June 30, 2000 and December 31, 1999) to April 2001                 $235,259     $395,261

     Mortgage note payable, monthly installments of $3,059, plus
     Interest at 8% through January 2009                                 226,518      395,261
                                                                        --------     --------
                                                                         461,777      630,689

Less current portion                                                     261,750      411,970
                                                                        --------     --------

Total long-term debt, net of current portion                            $200,027     $218,719
                                                                        ========     ========

NOTE 5 - SALE OF DIVISION

In August 1999, the Company's TPA subsidiary completed the sale of its unprofitable division located in Dallas, Texas. The sale resulted in an impairment of the goodwill attributable to this division in the amount of $1,225,000, which is reflected as a charge against earnings for the three-month and six-month periods ended June 30, 1999, reduced by a deferred tax benefit of $441,000.

NOTE 6 - BUSINESS SEGMENT REPORTING

The Company manages its business segments primarily on a products and services basis. The Company's reportable segments are comprised of managed care services, primarily through its preferred provider organization, third party administration services, repricing and administrative products and services offered through its wholly-owned subsidiary, ppoONE.com, and utilization review and case management services through its wholly-owned subsidiary, ValueCheck.

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

Certain reclassifications have been made in 1999 amounts in order to make them consistent with amounts for the 2000 periods. The reclassifications reflect moving the claims processing unit and customer service to the PPO segment from the ppoONE.com segment. Summary information by segment as of and for the three and six month periods ended June 30, 2000 and 1999, are as follows:



                                              For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                                    2000                 1999               2000                1999
                                              -------------       -------------       -------------       -------------
PPO Segment:
  Revenues                                    $   2,230,420       $   2,068,370       $   4,409,726       $   4,126,847
  Operating expenses                              1,642,866           1,768,323           3,293,362           3,596,503
                                              -------------       -------------       -------------       -------------
    Operating profit                                587,554             300,047           1,116,364             530,344

  Depreciation                                       26,895              49,313              53,889              98,251
  Segment assets                                  1,645,335           1,975,199           1,645,335           1,975,199

TPA Segment:
  Revenues                                    $   1,261,616       $   1,599,713       $   2,605,055       $   3,339,130
  Operating expenses                              1,203,670           2,765,920           2,443,597           4,445,745
                                              -------------       -------------       -------------       -------------
    Operating profit (loss)                          57,946          (1,166,207)            161,458          (1,106,615)

  Depreciation                                       42,202              43,657              85,030              84,901
  Segment assets                                  2,418,671           3,245,694           2,418,671           3,245,694

ppoONE.com Segment:
  Revenues                                    $     449,282       $     271,976       $     806,281       $     471,950
  Operating expenses                                655,771             301,703           1,167,367             626,427
                                              -------------       -------------       -------------       -------------
    Operating loss                                 (206,489)            (29,727)           (361,086)           (154,477)

  Depreciation                                       11,912              16,716              24,084              33,352
  Segment assets                                    737,396             268,932             737,396             268,932

Value Check Segment:
  Revenues                                    $     158,566       $      35,359       $     276,685       $      67,021
  Operating expenses                                181,405             115,599             363,707             218,359
                                              -------------       -------------       -------------       -------------
    Operating loss                                  (22,839)            (80,240)            (87,022)           (151,338)

  Depreciation                                        1,502               1,101               2,955               1,994
  Segment assets                                    194,710             119,469             194,710             119,469



A reconciliation of the Company's segment revenues, operating profit (loss) and segment assets to the corresponding consolidated amounts as of and for the three and six month periods ended June 30, 2000 and 1999, are as follows:


                                         For the Three Months Ended June30,      For the Six Months Ended June30,

                                              2000                1999                2000               1999
                                         -------------       -------------       -------------      -------------
Segment revenues                         $   4,099,884       $   3,975,418       $   8,097,747      $   8,004,948
Intercompany revenues                          145,766             112,739             266,473            230,035
                                         -------------       -------------       -------------      -------------
  Consolidated revenues                  $   3,954,118       $   3,862,679       $   7,831,274      $   7,774,913
                                         =============       =============       =============      =============

Segment operating profit (loss)          $     416,172       $    (976,127)      $     829,714      $    (882,086)
Corporate expenses,net                         417,273             375,213             815,928            757,987
                                         -------------       -------------       -------------      -------------
  Consolidated operating profit (loss)   $      (1,101)      $  (1,351,340)      $      13,786      $  (1,640,073)
                                         =============       =============       =============      =============


                            June 30,2000        December 31, 1999
                         -----------------      -----------------
Segment assets           $       4,996,112      $       4,860,897
Corporate assets                 7,598,626              7,600,588
                         -----------------      -----------------
  Consolidated assets    $      12,594,738      $      12,461,485
                         =================      =================

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999.

(1)  RESULTS OF OPERATIONS

     Net revenues for the three and six months ended June 30, 2000 were up slightly from the comparable 1999 periods. The Company had increased revenues in all operating segments except the TPA for the three and six month periods. TPA revenues decreased approximately $338,000 for the quarter and $734,000 for the six months largely because of the sale in August 1999 of its unprofitable Dallas division and also because of customers lost in 1999 which were not completely offset by revenues from new business. Substantial revenue gains were reported in the ppoONE.com and ValueCheck segments, which both have been successful in adding new customers. In addition, PPO revenues continued to increase, following the trend reported in the first quarter of 2000, reversing the downward trend experienced in recent years.

     Net income for the three and six month periods ended June 30, 2000 was $2,352 and $15,433 (both less than $.01 per share) compared with net losses for the comparable 1999 periods of $881,429, or $.21 per share, and $1,085,869, or $.26 per share. The loss in both 1999 periods included the $1,225,000 loss from the impairment of goodwill attributable to a division of the TPA subsidiary sold subsequent to June 30, 1999, reduced by a deferred tax benefit of $441,000 resulting in a net loss of $784,000, or $.19 per share. Increased profitability in the PPO and TPA segments and reduced losses in ValueCheck, which is expected to become profitable on a monthly basis sometime in the second half of 2000 because of new customers added, were offset to some extent by increased losses at ppoONE.com. The Company made the decision to increase spending on the development and marketing of ppoONE.com's products and services during 2000, and these costs have increased at a greater rate than revenues added as the result of new customers.

     Salaries and wages decreased slightly for both the three months and six months ended June 30, 2000, as compared with the respective prior year periods. Personnel cuts in the TPA as the result of no longer having its Dallas division in 2000 and the completion of a system conversion effort completed in 1999 have been offset to a great extent by increasing personnel in ppoONE.com and ValueCheck as these two rapidly growing segments increase their customer bases.

     Other operating expenses increased by approximately $37,000 for the three months ended June 30, 2000, and decreased by $92,000 for the six months ended June 30, 2000, as compared to the same periods in 1999. The elimination of expenses of the Dallas division of the TPA has been offset by increased equipment rental and other expenses, primarily in ppoONE.com.

     Depreciation and amortization declined approximately $40,000 and $75,000 for the three months and six months ended June 30, 2000, compared to the same periods in 1999, the majority of which is goodwill amortization in 1999 on the TPA's Dallas division.

     Other income (expense) improved for the three months and six months ended June 30, 2000, from expense of approximately $32,000 and $76,000, respectively, to income of $5,000 and $11,000 as the result of lower interest expense incurred due to substantial reductions in debt during 1999 as explained in the following section.

(2)  LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company had net working capital of approximately $1,222,000 at June 30, 2000, compared with $681,000 at December 31, 1999. Unrestricted cash and cash equivalents were $991,000 at June 30, 2000, compared with $641,000 at December 31, 1999. Cash used in operations during the first six months of 2000 was approximately $109,000 compared with cash used in operations of approximately $237,000 during the same period in 1999.

     Capital expenditures for the purchase of tangible property and equipment were approximately $70,000 for the six months ended June 30, 2000. These expenditures were primarily for computer equipment and peripherals for ppoONE.com.

     In connection with an acquisition in 1998, the Company obtained bank financing in the form of a $1,600,000 term loan that bears interest at the bank's prime rate plus 1% (10.5% at June 30, 2000) and is payable in monthly principal installments of $26,667 plus interest through April 2001.

     At June 30, 2000, the Company had $400,000 of outstanding borrowings under its revolving line of credit arrangement. This credit facility, secured by accounts receivable, allows for maximum borrowings of $400,000 and bears interest at the bank's prime rate plus 1.25% (10.75% at June 30, 2000).

     The Company's management made the decision to accelerate spending on the development and marketing of ppoONE.com's products and services.

     Management believes that cash flows from operations, cash on hand, and the borrowing capacity under the Company's line of credit, or alternatively, refinancing existing debt or the sale of assets will be sufficient to fund liquidity needs and capital requirements for the fiscal year 2000. The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

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

     The Company began a formal program in 1998 to evaluate, assess and make the needed changes to all other core information technology ("IT") systems and applications to comply with Year 2000 issues. The Company's primary PPO IT systems and applications have been developed and placed into production within the past thirty months. Accordingly, such systems and applications were developed employing contemporary software tools to be Year 2000 compliant from their initial design phase. Management used best efforts to inventory and evaluate all non-essential software programs and hardware used in the Company's business. Non-compliant systems were replaced, modified or outsourced.

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

     None

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Submissions of matters through the solicitation of proxies were provided to security holders during the six-month period ended June 30, 2000. These matters were voted on May 31, 2000 at the annual meeting of shareholders. The annual meeting involved the election of directors, the approval of the MedicalControl, Inc. Stock Option and Incentive Plan (the "Stock Option Plan") and the approval of the MedicalControl, Inc. 2000 Non-Employee Director Stock Compensation Plan (the "Directors Compensation Plan"). The following individuals were elected as directors of the Company:


         NAME                         POSITION                                    FOR           WITHHELD
         ----                         --------                                    ---           --------

     John Ward Hunt                 President, Chief                            4,458,433         80,900
                                    Executive Officer,
                                    Chairman of the Board

     Frank M. Burke, Jr.            Director                                    4,458,433         80,900

     David Samuel Coats             Director                                    4,458,433         80,900

     William L. Amos, M.D.          Director                                    4,458,433         80,900


     The two plans were approved as follows:

                                               FOR           AGAINST             ABSTAIN         NON-VOTE
                                               ---           -------             -------         --------
     Stock Option Plan                       3,066,484       128,058              8,700          1,336,091

     Directors Compensation Plan             3,149,092        52,950              1,200          1,336,091


     ITEM 5 - OTHER INFORMATION

     None

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Number           Exhibit Description

     27.1             Financial Data Schedule

     (b) Reports on Form 8-K. The Company has not filed any current report on Form 8-K during the second quarter of 2000 covered by this report on Form 10-QSB.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 MEDICALCONTROL, INC.



August 14, 2000                                  /s/ John Ward Hunt
                                                -------------------------------
                                                John Ward Hunt
                                                President and
                                                Chief Executive Officer



                                                 /s/ Bob E. Buddendorf
                                                -------------------------------
                                                Bob E. Buddendorf
                                                Senior Vice President and
                                                Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  27.1                  Financial Data Schedule
