Form 10QSB
period 2000-09-30
MEDICALCONTROL INC
filed 2000-11-14
CIK 897546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark one)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES [X}  NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock -- 4,706,992 as of November 9, 2000.

Transitional Small Business Disclosure Format (Check one):  YES [ ]  NO [X]

                              MEDICALCONTROL, INC.

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1   Consolidated Financial Statements                                3

     Item 2   Management's Discussion and Analysis or Plan of Operation       10

PART II - OTHER INFORMATION                                                   12

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30,    December 31,
                                    ASSETS                                     2000             1999
                                    ------                                 -------------    ------------
                                                                            (UNAUDITED)
CURRENT ASSETS
       Cash and cash equivalents                                            $ 1,075,417     $   640,803
       Restricted cash                                                          238,754         313,665
       Accounts receivable - trade, net of allowance
             for doubtful accounts of $226,000 and $156,000
             at September 30, 2000 and  December 31, 1999, respectively       1,588,800       1,395,536
       Accounts receivable - premium                                            245,367         482,420
       Accounts receivable - other                                              386,915         396,410
       Prepaid expenses and other current assets                                364,922         316,451
       Deferred income taxes                                                    222,028         235,169
                                                                            -----------     -----------
          Total current assets                                                4,122,203       3,780,454

NOTE RECEIVABLE - OFFICER, including accrued interest                           471,149         448,328
RECEIVABLE FROM SALE OF DIVISION                                                209,758         300,000
PROPERTY AND EQUIPMENT, NET                                                   1,407,824       1,544,279
GOODWILL, NET                                                                 5,821,422       6,019,463
DEFERRED INCOME TAXES                                                           368,961         368,961
                                                                            -----------     -----------

       TOTAL ASSETS                                                         $12,401,317     $12,461,485
                                                                            ===========     ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

CURRENT LIABILITIES
       Accounts payable - trade                                             $   563,350     $   842,266
       Accounts payable - premium                                               484,121         796,084
       Accrued liabilities                                                    1,142,174       1,044,803
       Borrowings under bank line of credit                                     400,000              --
       Current portion of long-term debt                                        184,866         411,970
                                                                            -----------     -----------
          Total current liabilities                                           2,774,511       3,095,123

NON-CURRENT LIABILITIES
       Long-term debt, net of current portion                                   192,333         218,719
       Deferred gain on sale of option on real estate                           630,167         698,417

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Preferred stock - $.10 par; 4,000,000
          shares authorized, no shares issued or outstanding                         --              --
       Common stock - $.01 par: 8,000,000 shares
          authorized, 4,706,992 and 4,625,579 issued
          in 2000 and 1999, respectively                                         47,070          46,256
       Additional paid-in capital                                             8,556,406       8,225,281
       Retained earnings                                                        200,830         177,689
                                                                            -----------     -----------
          Total stockholders' equity                                          8,804,306       8,449,226
                                                                            -----------     -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $12,401,317     $12,461,485
                                                                            ===========     ===========


   The accompanying notes are an integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                             For the Three Months Ended         For The Nine Months Ended
                                                                    September 30,                       September 30,
                                                           ------------------------------      ------------------------------
                                                               2000             1999               2000             1999
                                                           ------------      ------------      ------------      ------------
NET REVENUES                                               $  4,029,352      $  3,823,794      $ 11,860,625      $ 11,598,708
                                                           ------------      ------------      ------------      ------------
OPERATING EXPENSES
       Salaries and wages                                     2,513,458         2,254,265         7,374,520         7,321,070
       Other operating expenses                               1,366,983         1,316,664         4,025,586         4,066,790
       Depreciation and amortization                            149,600           174,892           447,419           547,948
                                                           ------------      ------------      ------------      ------------

          Total operating expenses                            4,030,041         3,745,821        11,847,525        11,935,808
                                                           ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                                      (689)           77,973            13,100          (337,100)
                                                           ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE)
       Interest expense                                         (16,023)          (30,847)          (55,617)         (152,894)
       Interest income                                           22,662            21,908            71,025            65,642
       Loss on sale of division                                      --                --                --        (1,225,000)
       Other income                                               5,674             1,240             7,774             3,782
                                                           ------------      ------------      ------------      ------------

          Total other income (expense)                           12,313            (7,699)           23,182        (1,308,470)
                                                           ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                                11,624            70,274            36,282        (1,645,570)

Income taxes (benefit)                                            3,919            27,306            13,141          (602,669)
                                                           ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                          $      7,705      $     42,968      $     23,141      $ (1,042,901)
                                                           ============      ============      ============      ============

Basic income (loss) per share                              $       0.00      $       0.01      $       0.00      $      (0.24)
                                                           ============      ============      ============      ============

Diluted income (loss) per share                            $       0.00      $       0.01      $       0.00      $      (0.24)
                                                           ============      ============      ============      ============

Weighted average common shares outstanding                    4,702,789         4,521,335         4,674,310         4,304,072
                                                           ============      ============      ============      ============

Weighted average common and diluted shares outstanding        4,771,498         4,718,126         4,759,943         4,304,072
                                                           ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     For the Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        2000             1999
                                                                    -----------      -----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income (loss)                                                $    23,141      $(1,042,901)
      Adjustments to reconcile net income (loss)
         to net cash used in operations:
       Depreciation and amortization                                    447,419          547,948
       Amortization of deferred gain on real estate transaction         (68,250)         (68,250)
       Loss on sale of division                                              --        1,225,000
       Net changes in certain assets and liabilities
             Accounts receivable - trade                               (193,264)          49,985
             Receivable from sale of division                            90,242               --
             Accounts receivable - other                                  9,096          236,391
             Prepaid expenses and other current assets                  (48,471)        (281,777)
             Accounts payable - trade                                  (278,915)          26,264
             Accrued expenses                                            97,369           72,041
             Deferred income taxes                                       13,541         (520,243)
             Other                                                      (22,820)         (20,046)
                                                                    -----------      -----------
Net cash provided by operating activities                                69,088          224,412
                                                                    -----------      -----------
CASH FLOWS RELATED TO INVESTING ACTIVITIES
       Acquisition and goodwill costs                                        --          (21,000)
       Purchases of property and equipment                             (112,923)        (169,848)
                                                                    -----------      -----------

Net cash used in investing activities                                  (112,923)        (190,848)
                                                                    -----------      -----------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
       Draw on bank line of credit                                      400,000         (125,000)
       Payments on long-term debt                                      (253,490)      (1,109,321)
       Proceeds from issuance of common stock                           331,939          840,479
                                                                    -----------      -----------

Net cash provided by financing activities                               478,449         (393,842)
                                                                    -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    434,614         (360,278)

Cash and cash equivalents at beginning of period                        640,803        1,112,653
                                                                    -----------      -----------

Cash and cash equivalents at end of period                          $ 1,075,417      $   752,375
                                                                    ===========      ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                       $    55,616      $   174,973
                                                                    ===========      ===========
Income taxes paid                                                   $        --      $        --
                                                                    ===========      ===========

       Restricted cash at period end date                           $   238,754      $   395,221
                                                                    ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      MEDICALCONTROL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average dilutive shares outstanding during the period. For the three month periods ended September 30, 2000 and 1999 and for the nine month period ended September 30, 2000, the dilutive effect of stock options was 68,709, 196,791 and 85,633 shares, respectively. The number of options excluded from weighted average dilutive shares outstanding because their effect was anti-dilutive was 997,000, 821,000 and 997,000, respectively. There was no impact from dilutive common equivalent shares for the nine month period ended September 30, 1999.

NOTE 4 - DEBT

At September 30, 2000, the Company had outstanding borrowings of $400,000 under its line of credit arrangement. This credit facility, secured by accounts receivable, allows for maximum borrowings of $400,000 and bears interest at the bank's prime rate plus 1.25% (10.75% at September 30, 2000).

Long-term debt consisted of the following at September 30, 2000 and December 31, 1999:

                                                                         2000         1999
                                                                       --------     --------
     Note payable to bank, secured by a pledge of substantially all assets of the Company, monthly installments of $26,667,
     plus interest at bank's prime rate plus 1% (10.5% and 9.5% at
     September 30, 2000 and December 31, 1999) to April 2001           $155,258     $395,261

     Mortgage note payable, monthly installments of $3,059, plus
     interest at 8% through January 2009                                221,941      395,261
                                                                       --------     --------
                                                                        377,199      630,689

Less current portion                                                    184,866      411,970
                                                                       --------     --------

Total long-term debt, net of current portion                           $192,333     $218,719
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

Certain reclassifications have been made in 1999 amounts in order to make them consistent with amounts for the 2000 periods. The reclassifications reflect moving the claims processing unit and customer service to the PPO segment from the ppoONE.com segment. Summary information by segment as of and for the three and nine month periods ended September 30, 2000 and 1999, are as follows:

                                 For the Three Months            For the Nine Months
                                  Ended September 30,            Ended September 30,
                                  2000             1999          2000          1999
                               -----------    -----------    -----------    -----------
PPO Segment:
  Revenues                     $ 2,116,332    $ 2,049,503    $ 6,526,058    $ 6,176,350
  Operating expenses             1,612,703      1,599,040      4,906,062      5,003,123
                               -----------    -----------    -----------    -----------
     Operating profit              503,629        450,463      1,619,996      1,173,227

  Depreciation                      26,667         49,613         80,556        147,864
  Segment assets                 1,757,060      1,811,291      1,757,060      1,811,291

TPA Segment:
  Revenues                     $ 1,285,311    $ 1,491,376    $ 3,890,366    $ 4,830,506
  Operating expenses             1,193,415      1,380,074      3,637,012      4,600,819
                               -----------    -----------    -----------    -----------
     Operating profit               91,896        111,302        253,354        229,687

  Depreciation                      42,837         42,533        127,867        127,434
  Segment assets                 2,360,794      2,975,261      2,360,794      2,975,261

ppoONE.com Segment:
  Revenues                     $   479,052    $   345,433    $ 1,285,333    $   817,383
  Operating expenses               714,700        306,383      1,882,066        932,810
                               -----------    -----------    -----------    -----------
     Operating profit (loss)      (235,648)        39,050       (596,733)      (115,427)

  Depreciation                      11,826         16,762         35,910         50,114
  Segment assets                   472,130        353,925        472,130        353,925

ValueCheck Segment:
  Revenues                     $   279,857    $    54,942    $   556,542    $   121,963
  Operating expenses               243,408        136,180        607,115        354,541
                               -----------    -----------    -----------    -----------
     Operating profit (loss)        36,449        (81,238)       (50,573)      (232,578)

  Depreciation                       2,090          1,123          5,045          3,117
  Segment assets                   313,468         87,955        313,468         87,955

A reconciliation of the Company's segment revenues, operating profit (loss) and segment assets to the corresponding consolidated amounts as of and for the three and nine month periods ended September 30, 2000 and 1999, are as follows:

                               For the Three Months            For the Nine Months
                                 Ended September 30,           Ended September 30,
                               2000              1999          2000           1999
                            ------------    ------------   ------------   ------------
Segment revenues            $  4,160,552    $  3,941,254   $ 12,258,299   $ 11,946,202
Intercompany revenues            131,200         117,460        397,674        347,494
                            ------------    ------------   ------------   ------------

   Consolidated revenues    $  4,029,352    $  3,823,794   $ 11,860,625   $ 11,598,708
                            ============    ============   ============   ============

Segment operating profit    $    396,326    $    519,577   $  1,226,044   $  1,054,909
Corporate expenses, net          397,015         441,604      1,212,944      1,392,009
                            ------------    ------------   ------------   ------------
   Consolidated operating
      profit (loss)         $       (689)   $     77,973   $     13,100   $   (337,100)
                            ============    ============   ============   ============


                          September 30, 2000   December 31, 1999
                          ------------------   -----------------
Segment assets                $ 4,903,452        $ 4,860,897
Corporate assets                7,497,865          7,600,588
                              -----------        -----------
   Consolidated assets        $12,401,317        $12,461,485
                              ===========        ===========

NOTE 7 - SUBSEQUENT EVENTS

On October 26, 2000, the Company signed a definitive agreement to sell its PPO subsidiary, MedicalControl Network Solutions, Inc., for $13.5 million to Beyond Benefits, Inc., a leading national managed healthcare company. On November 14, 2000, the Company signed a definitive agreement to sell its TPA subsidiary, Diversified Group Administrators, Inc., for $2.5 million cash plus other consideration to HealthASPex, Inc., a provider of web portal-based enhancements for TPAs. These sales are expected to close in the first quarter of 2001, subject to regulatory review and other customary conditions. The Company expects to recognize gains on the sales.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999.

(1)  RESULTS OF OPERATIONS

     Net revenues for the three and nine months ended September 30, 2000 were up slightly from the comparable 1999 periods. The Company had increased revenues in all operating segments except the TPA for the three and nine month periods. TPA revenues decreased approximately $206,000 for the quarter and $940,000 for the nine months largely because of the sale in August 1999 of its unprofitable Dallas division and also because of customers lost in 1999 which were not completely offset by revenues from new business. Significant revenue gains were reported in the ppoONE.com and ValueCheck segments which both have been successful in adding new customers. In addition, PPO revenues continued to increase, following the trend reported in the first half of 2000.

     Net income for the three and nine month periods ended September 30, 2000 was $7,705 and $23,141 (both less than $.01 per share) compared with net income (loss) for the comparable 1999 periods of $42,968, or $.01 per share and $(1,042,901), or ($.24) per share. The loss in the nine month period of 1999 included the $1,225,000 loss on the sale of a division of the TPA subsidiary sold subsequent to June 30, 1999, reduced by a deferred tax benefit of $441,000 resulting in a net loss of $784,000, or $.19 per share. Increased profitability in the PPO segment for both periods and in the TPA segment for the nine months and reduced losses in ValueCheck, which has become profitable in the third quarter of 2000 because of new customers added, were offset to some extent by increased losses at ppoONE.com. The Company made the decision to increase spending on the development and marketing of ppoONE.com's products and services during 2000, and these costs have increased at a greater rate than revenues added as the result of new customer signings.

     Salaries and wages increased slightly for both the three months and nine months ended September 30, 2000, as compared with the respective prior year periods. Personnel cuts in the TPA as the result of no longer having its Dallas division in 2000 and the completion of a system conversion effort in 1999 have been offset to a great extent by increasing personnel in ppoONE.com and ValueCheck as these two rapidly growing segments increase their customer bases.

     Other operating expenses increased by approximately $50,000 for the three months ended September 30, 2000, and decreased by $41,000 for the nine months ended September 30, 2000, as compared to the same periods in 1999. The elimination of expenses of the Dallas division of the TPA has been offset by increased equipment rental and other expenses, primarily in ppoONE.com.

     Depreciation and amortization declined approximately $25,000 and $100,000 for the three months and nine months ended September 30, 2000, compared to the same periods in 1999, primarily due to goodwill amortization in 1999 on the TPA's Dallas division.

     Other income (expense) improved for the three months and nine months ended September 30, 2000, from expense of approximately $7,700 and $83,000, respectively, to income of $12,000 and $23,000 as the result of lower interest expense incurred due to substantial reductions in debt during 1999 as explained in the following section.

(2)  LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company had net working capital of approximately $1,348,000 at September 30, 2000, compared with $685,000 at December 31, 1999. Unrestricted cash and cash equivalents were $1,075,000 at September 30, 2000, compared with $641,000 at December 31, 1999. Cash provided by operations during the first nine months of 2000 was approximately $69,000 compared with cash provided by operations of approximately $224,000 during the same period in 1999.

     Capital expenditures for the purchase of tangible property and equipment were approximately $113,000 for the nine months ended September 30, 2000. These expenditures were primarily for computer equipment and peripherals for ppoONE.com.

     The Company's management made the decision to accelerate spending on the development and marketing of ppoOne.com's products and services.

     Management believes that cash flows from operations, cash on hand, and the borrowing capacity under the Company's line of credit, or alternatively, refinancing existing debt or the sale of assets (see Note 7 - Subsequent Events) will be sufficient to fund liquidity needs and capital requirements for the remainder of the fiscal year 2000. The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

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

     The Company began a formal program in 1998 to evaluate, assess and make the needed changes to all other core information technology ("IT") systems and applications to comply with Year 2000 issues. The Company's primary PPO IT systems and applications have been developed and placed into production within the past three years. Accordingly, such systems and applications were developed employing contemporary software tools to be Year 2000 compliant from their initial design phase. Management used best efforts to inventory and evaluate all non-essential software programs and hardware used in the Company's business. Non-compliant systems were replaced, modified or outsourced.

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     None

     ITEM 2 - CHANGES IN SECURITIES

     None

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

     ITEM 5 - OTHER INFORMATION

     None

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Number     Exhibit Description
     ------     -------------------
     27.1       Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MEDICALCONTROL, INC.



November 14, 2000                               /s/ John Ward Hunt
                                                -------------------------
                                                John Ward Hunt
                                                President and
                                                Chief Executive Officer


                                                /s/ Bob E. Buddendorf
                                                -------------------------
                                                Bob E. Buddendorf
                                                Senior Vice President and
                                                Chief Financial Officer

                               INDEX TO EXHIBITS


     Exhibit
     Number          Description
     -------         -----------
     27.1       Financial Data Schedule