Form 10KSB
period 2000-12-31
AVIDYN INC
filed 2001-04-02
CIK 897546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER 1-11922

                                  AVIDYN, INC.
                 (Name of small business issuer in its charter)

                  DELAWARE                                      75-2297429
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)
  16980 DALLAS PARKWAY, SUITE 120, DALLAS,                         75248
                    TEXAS                                       (Zip Code)
  (Address of principal executive offices)

                           Issuer's telephone number:
                                 (972) 447-6447

         Securities registered under Section 12(b) of the Exchange Act:
                                     NONE.

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                                (TITLE OF CLASS)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $2,149,921.

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of March 26, 2001: $3,066,705*

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,721,192 shares of Common Stock, $.01 par value as of March 26, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for 2001 Annual Meeting of Stockholders of AVIDYN, Inc. are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

* The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent stockholders) by $5.00, the last sales price of the Registrant's common stock as of March 26, 2001, such date being within 60 days prior to the date of filing.

  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Private Securities Litigation Reform Act and is including this statement in its Annual Report on Form 10-KSB in order to do so. From time to time the Company's management may wish to make forward-looking statements based upon management expectations to inform more fully existing and potential stockholders regarding various matters, including without limitation, projections regarding future income, completion of networks, future growth, future products and plans, as well as predictions as to the timing and success of specific projects. Such forward looking statements are generally accompanied by words such as "believes," "anticipates," "estimate," "predict" or "expect" and similar expressions that convey the uncertainty of future events or outcomes.

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

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
                                    PART I
Item 1   Description of Business.....................................      4
Item 2   Description of Property.....................................     16
Item 3   Legal Proceedings...........................................     16
Item 4   Submission of Matters to a Vote of Security Holders.........     16
                                    PART II
Item 5   Market for Common Equity and Related Stockholder Matters....     17
Item 6   Management's Discussion and Analysis or Plan of Operation...     17
Item 7   Financial Statements........................................     19
Item 8   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................     19
                                   PART III
Item 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act.........................................................     19
Item 10  Executive Compensation......................................     19
Item 11  Security Ownership of Certain Beneficial Owners and
         Management..................................................     19
Item 12  Certain Relationships and Related Transactions..............     19
                                    PART IV
Item 13  Exhibits and Reports on Form 8-K............................     20

     IMPULSE(TM) and ppoONE(TM) are trademarks of ppoONE, Inc. ValueCHECK(TM) is a trademark of ValueCHECK, Inc. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     AVIDYN(TM), Inc. ("AVIDYN" or the "Company") is a healthcare information services company. AVIDYN conducts its business through two operating companies serving the healthcare industry. The Company's two subsidiaries are ppoONE, Inc. ("ppoONE"), providing Application Service Provider (ASP) eHealth solutions for preferred provider organizations ("PPOs") and payers, and ValueCHECK, Inc. ("ValueCHECK"), providing utilization review and case management for third party administrators ("TPAs"), payers and PPOs. Each subsidiary is accounted for as a separate segment of the Company. For financial information on each segment, see
Note 4 to the Consolidated Financial Statements.

     In the first quarter of 2001, the Company sold MedicalControl Network Solutions, Inc. ("MNS"), providing managed care services primarily through its preferred provider networks, and Diversified Group Administrators, Inc. ("Diversified"), providing TPA services. Accordingly, the historical operating results of MNS and Diversified are reported as discontinued operations. In connection with the sale of MNS, the Company changed its name from MedicalControl, Inc. to AVIDYN, Inc.

     ppoONE, using its proprietary application software, database structures and reports, is an Internet-based ASP delivering enterprise software solutions for PPOs, insurance companies and other healthcare provider network organizations. ppoONE enables such entities and their clients to manage provider data, contract data and client data, to reprice healthcare claims to reflect negotiated rates and to produce data analyses. During 1998, ppoONE began formally marketing its software and data center services.

     ValueCHECK, a utilization review and case management company, began doing business January 1, 1999. Its primary target market is the self-insured employer distributed through third party administrators (TPAs) and preferred provider organizations (PPOs). ValueCHECK sells its product on a stand-alone basis and as an integrated solution to PPOs with ppoONE's ASP product. As of January 1, 2001, ValueCHECK was providing service to over 500 employer clients representing nearly 700,000 member lives.

     The Company was incorporated in October 1989 as a Delaware corporation. Unless the context otherwise requires, the term the "Company" refers to AVIDYN, Inc. and its current direct and indirect wholly owned subsidiaries. Effective January 1, 1998, the Company established ppoONE as a subsidiary and transferred its repricing services operations to ppoONE. All references to the operations of ppoONE prior to January 1, 1998 are to operations of the Company. The Company's executive offices are located at 16980 Dallas Parkway, Suite 120, Dallas, Texas 75248 and its telephone number is (972) 447-6447.

APPLICATION SERVICE PROVIDER AND PPO ENTERPRISE SOFTWARE SERVICES -- ppoONE

     Industry. Of the more than 4.75 billion annual healthcare claims in America, the PPO and indemnity/ commercial payer segment represents 1.6 billion claims. ppoONE's target PPO market reprices more than 800 million healthcare claims annually. Historically, many PPOs have developed specialized in-house software applications to reprice claims and maintain provider data. Such systems are typically expensive, costly to support and maintain, and do not offer flexible and enterprise-wide access to data. Most of these systems are not designed to meet the need for real-time information or actions. The widespread adoption of distributed Internet computing has provided organizations with a greater ability to access and manipulate stored information thus creating the demand for third-party vendors of packaged software solutions to provide improved functionality and reliability over the traditional in-house applications.

     Products and Services. ppoONE is dedicated to providing PPOs and healthcare payers with an enterprise solution that encompasses software for PPO administration, claims repricing and Internet data center services. ppoONE is leading a revolution in the data distribution and information exchange between healthcare payers and PPOs as the first PPO eHealth ASP solution available via the Internet.

     ppoONE provides an ASP enterprise software solution for each member client and, if applicable, their payer clients, accessible via the Internet or direct telephone connection. ppoONE's solutions provide PPOs the capability to support payer-clients with Internet access, marketing, distribution and repricing services practically 24 hours a day, 365 days per year.

     Currently, ppoONE offers three ASP products, WebCR, WebDM and GetData, plus a data management outsourcing service:

     - WebCR is an industry-tailored Internet claims repricing solution. WebCR offers both semi-automated and completely automated processing of both paper and EDI claims; customizable, modular logic to administer all types of code and text fee schedule arrangements; flexible stop-loss and exclusion logic; as well as complete claims tracking features.

     - WebDM is a PPO enterprise data management application, permitting administration and entry of client, provider, credentialing, fee schedule and contract data for both direct and affiliate contracts.

     - Get Data is a web enabled Internet data extract engine that allows PPOs and their clients to automate the extraction and exchange of custom and standard PPO data via the Internet.

     - PPO Clearinghouse is an outsource service for claims repricing and PPO data management. ppoONE began offering this product in 2000. Healthcare payer organizations can purchase access to the PPO Clearinghouse services to reprice their healthcare claims against participating PPOs loaded on ppoONE's ASP solution and agreeing to such access. Also on a fee basis, healthcare payers can outsource PPO data management to the PPO Clearinghouse solution.

These products and services comprise ppoONE's ASP solution for Internet claims repricing and PPO data management. ppoONE's proprietary PPO management software referred to as IMPULSE(TM) is being phased out in 2001.

     Product Benefits. The benefits of ppoONE's ASP solutions for Internet claims repricing and PPO data management are:

     - Superior Services and Options: ppoONE's products provide convenience, simple administration, reduced payer costs, superior repricing services and excellent claims turnaround.

     - Simplified Administration and Payer Service: Clients are able to load, update and maintain all network provider demographic and fee schedule data on ppoONE's Internet Data Center -- once. This can eliminate the requirement of PPOs to distribute and support "n" payers with "n" instances of initial provider and fee schedule data loads, monthly/quarterly updates, payer system installations, remote terminals/users, payer training and more.

     - Latest Technology/System Support: Clients access the benefits of the latest technology through ppoONE's administration and repricing system. This permits the client to focus on core competencies such as marketing, network development, provider relations and customer service.

     - Reduction of Technology and Systems Overhead: ppoONE's ASP model reduces or eliminates clients' requirement to purchase and maintain PPO administration and repricing software, hardware and a complex telecommunications network. Through ppoONE, member clients gain information systems, claims outsourcing options and the ability to deliver exceptional customer service.

     - Reduction of Claims Department Costs: Clients reduce operating costs through ppoONE's repricing and data management systems, while achieving high rates of accuracy and productivity. Additionally, where affiliate networks are ppoONE clients, the work associated with the maintenance of affiliate network provider data and fee schedules can be eliminated.

     - Fewer Errors: ppoONE's products provide faster response times and require fewer keystrokes than most systems, thereby reducing errors while increasing efficiency.

     - Customer Service: The system also has the ability to track claims status for improved customer service.

     ppoONE's PPO claims repricing and data management software is a comprehensive PPO enterprise solution. The software is Internet-based and utilizes an n-tiered, scaleable, redundant and distributed architecture that can support virtually unlimited capacity and growth. It employs an Oracle(TM) relational database and user interfaces. ppoONE's technology allows clients to reprice claims, perform customer service and manage enterprise PPO data via Internet access or direct telephone access to ppoONE's data center.

     Among many other features, ppoONE allows the electronic transmission and receipt of healthcare provider claims. ppoONE is well positioned to assist clients in complying with governmental, HIPAA and HCFA regulations. ppoONE can receive and transmit electronic claims from facilities and physicians, which reduces the costs associated with manual input of claims data. Once ppoONE receives the claims data electronically, certain claims can be automatically repriced without human intervention, again reducing manual input costs.

     Market, Market Size and Revenue Sources. Target markets for ppoONE products are PPOs, medical provider groups, insurance carriers, third party administrators and other managed care companies offering or utilizing healthcare provider networks. There are over 1,000 PPOs in the U.S. today, and this is the fastest growing segment of the managed care industry, outpacing growth in HMOs as a viable alternative to the restricted choice imposed by the HMO model. There are approximately 430 TPAs and 300 health insurance carriers in the U.S.

     ppoONE derives its primary and recurring revenues from claims repricing transaction fees. Additional revenues are earned through the sale of optional services including customized reports, implementation fees and custom programming. The current annual market for ppoONE's product solution exceeds $250 million for claims repricing alone, not inclusive of outsource service fees, based upon ppoONE's target PPO market, which accounts for 800 million annual claims repricing transactions.

     Customer Service. Management believes that ppoONE has the systems and personnel in place to deliver the high level of customer support necessary to maintain long-term customer relationships. ppoONE's service desk provides a wide range of customer support functions. The account manager assigned to each client is responsible for proactively monitoring customer satisfaction, exposing customers to additional training and process improvement opportunities, and coordinating issue resolutions. ppoONE has functional and technical support personnel who work directly with the account management team and customers to resolve technical, operational and application problems or questions. All changes to computer software are coordinated centrally. New versions of software, containing updates and enhancements, are released on a regular basis following strict testing and with controls that ensure the software functions correctly in the client environment.

UTILIZATION REVIEW AND CASE MANAGEMENT SERVICES -- ValueCHECK

     Industry Overview. There are over 106 million lives enrolled in PPO health plans in America. Payers and health plan sponsors spend over $1.1 billion annually on managed care services that include utilization review and case management. These services, in effect, help manage the utilization and, therefore the cost, of healthcare. Utilization review and case management services are either handled internally by health insurance companies, PPOs and TPAs, or outsourced to companies specializing in these services. There are 225 companies providing these services, of which 80 are independent from HMOs or large insurance companies and are focused on the group health segment. Within this segment, the market for utilization review and case management for the self-insured employer, as distributed by approximately 430 TPAs, is approximately $200 million annually.

     Products and Services. ValueCHECK began providing utilization review and case management as of January 1, 1999. Management believes that ValueCHECK serves an unmet market need for efficient, basic and cost-effective utilization review and case management services. ValueCHECK's management team brings over 50 years of sales, product, operations and Medical Director experience in the utilization review and case management industry to this business.

     ValueCHECK's products and services are delivered telephonically in a "virtual office" model that supports and serves clients located anywhere in the United States. Through the virtual office model, ValueCHECK has the ability to private label its services for those clients who wish to outsource this product but retain brand identity or visibility with their clients, the self-insured employers, and the enrollees in those employers' health plans.

     ValueCHECK's basic utilization review program combines review of medical necessity and the appropriateness of an inpatient setting. High-risk medical cases are identified for special tracking, called case management, because such cases have the greatest potential for financial impact. According to data derived from more than 500,000 hospital admissions, more than 50% of all inpatient admissions generally follow a consistent treatment course, therefore, outcomes are not significantly influenced by aggressive utilization review. ValueCHECK monitors these medically uncomplicated cases, from pre-certification through patient discharge, to ensure they do not become complicated or deviate from their expected treatment course. However, in cases where treatments and outcomes are not consistent, ValueCHECK employs intensive case management techniques to optimize patient outcomes and maximize cost savings.

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

     ValueCHECK uses a range of medical guidelines to support the utilization review process. These guidelines are designed to promote discussion and negotiation with the patient's treating physician, ensure consistent case reviews, enhance review nurses' cross-discipline clinical knowledge and establish proactive information exchange and negotiation capabilities. These guidelines are screening tools used by ValueCHECK's review specialists that allow consistent evaluation of the appropriate level of care and treatment planning. The use of such guidelines does not, however, replace the expertise and important contribution of ValueCHECK's nurses or physicians. ValueCHECK uses the following guidelines for evaluation and decision-making during the review process:

     - Milliman and Robertson Optimal Recovery Guidelines (ORGs): ORGs provide day-by-day treatment plans for patients under age 65 with no significant co-morbidities or complications. They are based on the CPT (procedure) and ICD-9 (diagnosis) codes relevant to the patient's condition and planned treatment. ORGs provide the equivalent of medical guidelines, length-of-stay guidelines and outpatient procedure/treatment alternatives for uncomplicated medical, surgical and pediatric admissions. They also include guidelines for extending an admission.

     - Medadvice 2001 Clinical Guidelines: These guidelines provide on-line diagnosis specific review guidelines that are used by clinical staff to support medical review decisions. They were developed by the vendor's research and development team and are thoroughly reviewed and approved by the vendor's medical director and physician panel prior to implementation.

     - HCIA Length-of-Stay (LOS) Tables: HCIA LOS standards are based on all payer data gathered from nearly 11 million actual inpatient records, representing 1 of every 3 discharges from hospitals in the United States annually. These standards provide norms for both simple and more complex patients. Each patient is unique, and HCIA's LOS tables are sensitive to those differences.

     ValueCHECK's case management program targets cases requiring more attention, which can result in better medical outcomes for patients and greater cost savings for plan sponsors. ValueCHECK's early identification of and intervention in case management candidates gives ValueCHECK the greatest opportunity to impact outcomes. ValueCHECK's criteria and systems are specifically designed not only to identify catastrophic and chronic illness or injury cases, but also to prompt our reviewer to ask questions about seemingly routine, uncomplicated cases that may reveal additional factors indicating increased risk. Once cases are identified, ValueCHECK matches the level and method of case management services to the intensity of the case to improve outcomes in the most cost-efficient manner possible.

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

     ValueCHECK's case managers will direct patients to network providers whenever possible. If the patient does not participate in a PPO plan or there is not a network provider available, the case manager will negotiate a discounted fee with the service provider with the goal of securing high quality, lower cost outpatient and home healthcare services.

     Product Benefits. The benefits of ValueCHECK's utilization review and case management serves are:

     - ValueCHECK represents clients' reputation and interests while providing the health plan's participants with pleasant, efficient utilization review and case management experiences. ValueCHECK understands that the health plan achieves maximum savings when its participants receive appropriate and timely care.

     - ValueCHECK produces results without compromising the quality of patient care and customer service.

     - ValueCHECK strives to provide the best patient-focused utilization review and case management programs in the industry, using a combination of "best practices," nationally recognized guidelines and strong industry experience to negotiate the right treatment plans at the right price. ValueCHECK also uses state-of-the-art software to provide timely and consistent review recommendations.

     - ValueCHECK offers compassionate reviews, reliable recommendations, timely reports, cost-effective answers, and the advice of skilled nurses and experienced physician advisors.

     Market, Market Size and Revenue Sources. ValueCHECK focuses on the self-insured employer segment of the healthcare market, which is distributed through TPAs, and on the PPO market segment. The market segment of utilization review and case management for the self-insured employer, as distributed by approximately 430 TPAs, is approximately $200 million. The market is driven in part by the stop-loss industry that encourages, through the cost of its premiums, adequate utilization review by its clients in order to identify cases that will result in high dollar claims. Various companies provide utilization review and case management services, including companies that specialize solely in these services as well as PPOs, TPAs and insurance companies that perform the services as a complement to their other products. There are approximately 225 URAC accredited utilization management firms, of which 80 are in ValueCHECK's group health/TPA segment and are independent from HMOs or large insurance companies.

     ValueCHECK is licensed in each state that requires a license or certification in which it does business. ValueCHECK is in the process of applying for licensure in all other states that require utilization review licensure or certification. In October 1999, ValueCHECK was awarded a full 2-year accreditation for Health Utilization Management Standards by URAC.

     ValueCHECK contracts with its clients on an annual basis. Its recurring revenues are from its utilization review services, which are provided on the basis of a set charge per member per month. Case management services are fee-based professional services, and are variable.

     Customer Service. Management believes that ValueCHECK has the systems and personnel required to deliver the high level of customer support necessary to maintain long-term customer relationships. ValueCHECK employs 15 registered nurses (RNs), who provide utilization review and case management services. Under the direction of its Medical Director, a network of over 400 physician advisors provides reviews in specific medical specialties. ValueCHECK's professional personnel are supported by a robust technology platform that provides its customers efficient access to services and reporting, and promotes operating cost efficiencies.

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

     During 2000, 1999 and 1998, the Company incurred approximately $590,000, $307,000 and $243,000 of software development costs, respectively, for continuing operations. All of which were expensed as incurred.

CUSTOMERS

     Excluding revenue from discontinued operations, for the fiscal years ended December 31, 2000, 1999 and 1998, the following companies comprised more than 10% of consolidated revenues:

                                                                  PERCENTAGE OF
                                                              CONSOLIDATED REVENUES
                                                              ---------------------
COMPANY NAME                                                  2000    1999    1998
------------                                                  -----   -----   -----
Preferred CommunityChoice PPO, Inc. ........................  23.4%    1.1%      0%
American Medical Securities, Inc. ..........................  14.6%   34.4%     .1%
Florida Health, L.C.........................................     0%   37.9%   52.2%
Business Health Companies, Inc.*............................     0%      0%   47.7%
Pilgrim's Pride Corporation.................................   5.2%   11.4%      0%

     For the fiscal years ended December 31, 2000, 1999 and 1998, MNS accounted for 19.1%, 30.1% and 84% of revenue prior to the elimination of intercompany revenue.
---------------

* MNS purchased Business Health Companies, Inc. effective September 1998.

EMPLOYEES

     As of December 31, 2000, excluding employees with discontinued operations, the Company and its wholly owned subsidiaries had 56 full-time employees and 3 part-time employees. The Company believes that it has a good relationship with its employees. None of the Company's employees are covered by collective bargaining agreements.

                                  RISK FACTORS

     We caution you that we have used forward-looking statements in this report that involve risks and uncertainties. These forward-looking statements can be identified by the use of predictive, future tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans, statements regarding new products and objectives and statements concerning any assumptions relating to the foregoing. AVIDYN's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Form 10-KSB. See "Cautionary Statement For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995."

AVIDYN HAS SUBSTANTIALLY LESS REVENUES

     In the first quarter of 2001, AVIDYN sold its PPO and TPA subsidiaries. As of February 1, 2001 approximately 85% of AVIDYN's assets, or approximately $15 million, is held in cash, cash equivalents and short-term investments. The PPO and TPA businesses historically generated the substantial majority of AVIDYN's revenues. ppoONE and ValueCHECK generated only $2,150,000 in revenues for the year ended December 31, 2000. Our performance will be significantly affected by any negative operating results of ppoONE or ValueCHECK.

AVIDYN MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE

     ppoONE has never been profitable and ValueCHECK was profitable for the first time during the three months ended September 30, 2000. AVIDYN's loss from continuing operations for the year ended December 31, 2000 was $1,621,253. We cannot assure you that the revenues of ppoONE and ValueCHECK will ever result in revenues equal to those historically recorded by AVIDYN or that ppoONE will ever be profitable. We are required to absorb corporate overhead and other fixed costs in order to succeed in our efforts to profitably expand ppoONE and ValueCHECK. While ppoONE has made significant investments in establishing its ASP technology, there can be no assurance as to its future prospects.

THE PURCHASE AGREEMENTS WILL EXPOSE AVIDYN TO CONTINGENT LIABILITIES

     Under each of the purchase agreements, AVIDYN or AVIDYN Holdings agreed to indemnify the buyer for breach of our representations and warranties contained in the applicable purchase agreement. Significant indemnification claims by the buyer of either the PPO or TPA businesses could materially and adversely affect our financial condition and results of operations.

DEPENDENCE ON KEY CLIENTS; LOSS OF REVENUES

     We have contracts with several key clients that account for a substantial portion of our total revenues. Based on revenues, our largest clients (including intercompany revenues from discontinued operations but excluding revenues of the discontinued operations) accounted for a significant portion of our revenues for 1999 and 2000, as follows:

                                                PERCENT OF REVENUE FROM
                                               OUR THREE LARGEST CLIENTS
                                               -------------------------
2000.........................................   19.1%, 18.7% and 11.7%
1999.........................................   30.1%, 12.4% and 10.9%

     Our largest client in both periods was MNS. Beyond Benefits (now "ppoNEXT"), the purchaser of MNS, entered into a five-year agreement with ppoONE for ppoNEXT's claims repricing needs that will include MNS' claims. ppoNEXT, in certain circumstances, such as failure to perform, has a right to terminate the agreement. The loss of any principal customer could have a material adverse effect on our operating results.

COMPETITION

     ppoONE. The market for network software solutions is competitive and subject to rapid change. Competitors, many of which have substantially greater financial resources than ppoONE, vary in size and in the scope of the products and services they offer. ppoONE encounters competition from a number of sources including other application software providers, PPO and TPA software vendors and management information systems departments of customers and potential customers. ppoONE expects to experience additional competition from other established and emerging companies. Increased competition, whether from other products or new technologies, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. ppoONE expects that it will face increased pricing pressures from its current competitors and new market entrants. Current major competitors include, but are not limited to, NetworX, WebMD, Plan Vista, ETC, United Providers and United Payers and Nichols TXEN. Price competition could adversely affect ppoONE's ability to obtain new long-term contracts and renewals of existing long-term contracts on terms favorable to ppoONE. Any reduction in the price of ppoONE's products could materially adversely affect AVIDYN's business, financial condition and results of operations. Some of ppoONE's current competitors and many of ppoONE's potential competitors have significantly greater financial, technical, marketing and other resources than ppoONE and broader integrated product lines. As a result, they may have competitive advantages over ppoONE including:

          (1) the ability to respond more quickly than ppoONE to new or emerging technologies and changes in customer requirements; and

          (2) the ability to devote greater resources to the development, promotion and sale of their products.

     New competitors or alliances among competitors may emerge and rapidly gain significant market share. ppoONE's customers, most of which have significantly greater financial and marketing resources than ppoONE, may compete with ppoONE in the future or otherwise discontinue their relationships with or support of ppoONE. ppoONE may not be able to compete successfully against current and future competitors, and competitive pressures faced by ppoONE may have a material adverse effect on its business, financial condition and results of operations.

     ValueCHECK. There are over 106 million lives enrolled in PPO plans in the United States today, and 95% of those covered lives are required to comply with utilization review procedures as defined in their benefit plan. This mature market is dominated by a handful of national firms that together control about 40% of the market. The remaining market is fragmented among over 200 smaller competitors, 80 of which focus on the group health segment. Most of the larger national firms have built products for the high-end Fortune 500 company market, and product design tends to feature a great deal of customization, product enhancements, ad hoc reporting capabilities, and corresponding premium pricing. Smaller vendors fall into several categories including software vendors disease and demand management specialty boutiques that have entered the utilization review business, and turnkey consultants. ValueCHECK's target markets are TPAs, Taft-Hartley plans, associations and select self-insured employers who value customer service and early identification of high dollar claims at a lower price. We cannot assure you that ValueCHECK's approach to this market will be successful and will be able to be sustained.

     As ValueCHECK's services become more of a commodity, the price advantage that ValueCHECK currently enjoys may be eroded. This market is in the early stages of consolidation, with smaller firms beginning to be purchased by the larger firms. As competitors become larger, there is potential for the prices to decrease.

THE SALES CYCLE FOR ppoONE PRODUCTS IS LENGTHY AND UNPREDICTABLE

     Due in part to the business-critical nature of ppoONE's applications, potential customers perceive high risk in connection with adoption of ppoONE's products. As a result, customers have been cautious in making decisions to acquire ppoONE's products. In addition, because the purchase of ppoONE's products typically involves a conversion of the customer's data and a redesign of key business processes, delays in completing sales can arise while customers complete their internal procedures to approve, test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the purchase of ppoONE's products is typically lengthy, unpredictable and subject to a number of significant risks over which ppoONE has little or no control, including customers' budgetary constraints and internal acceptance reviews. The sales cycle associated with the licensing of ppoONE's products typically ranges from 120 days to 18 months. As a result of the length of the sales cycle and the typical size of customers' orders, ppoONE's ability to forecast the timing and amount of specific sales is limited. A large portion of potential clients require or desire a January 1 active date. This requirement puts extra burden on ppoONE's staff to do most of the implementations during the fourth quarter of each year. A lost or delayed sale could have a material adverse effect on our business, financial condition and results of operations.

ppoONE'S NEW PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE

     The market for network software solutions is still emerging. The rate at which businesses have adopted ppoONE's type products has varied significantly, and ppoONE expects to continue to experience such variations with respect to its products in the future. ppoONE has announced its PPO clearinghouse concept. ppoONE must obtain a sufficient number of clients before executing a clearinghouse concept, which may never occur. Although businesses in ppoONE's target markets have recognized the advantages of using network software solutions to automate their processes, many have developed systems internally rather than licensing them from outside vendors. The markets for ppoONE's products may not continue to develop, and ppoONE's products may not be accepted. If the markets for ppoONE's current or proposed products fail to develop, or develop more slowly than anticipated, ppoONE's sales would be negatively impacted, which would have a material adverse effect on our business, financial condition and results of operations.

ppoONE MUST KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES

     In the markets served by ppoONE, technology changes rapidly, and computer hardware, network operating systems, programming tools, programming languages, operating systems and database technology are constantly being improved. ppoONE's success will depend upon its ability to continue to develop and maintain competitive technologies, enhance its current products and develop, in a timely and cost-effective manner, new products that meet changing market conditions. In particular, ppoONE must respond to evolving customer needs, new competitive product offerings, emerging industry standards and changing technology. ppoONE has previously experienced significant delays in the development and introduction of new products and product enhancements, primarily due to capital resource constraints as well as difficulties with model development, which has in the past required multiple iterations and difficulties with adapting to particular operating environments. The length of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. Any significant delay in the completion of new products, or the failure of such products, if and when installed, to achieve any significant degree of market acceptance, would have a material adverse effect on AVIDYN's business, financial condition and results of operations. Any failure by ppoONE to anticipate or to respond adequately to changing technologies, or any significant delays in product development or introduction, could cause customers to delay or decide against purchases of ppoONE's products and would have a material adverse effect on AVIDYN's business, financial condition and results of operations.

ppoONE MUST PROTECT ITS INTELLECTUAL PROPERTY

     ppoONE relies on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. ppoONE also seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite ppoONE's measures to protect confidentiality of intellectual property, it may be possible for a third party to copy or otherwise to obtain and use ppoONE's products or technology without authorization, or to develop similar technology independently. Patents may not be issued with respect to ppoONE's future patent applications, and ppoONE's future patents may not be upheld as valid or prevent the development of competitive products. In addition, to ensure that customers will not be adversely affected by an interruption in ppoONE's business, ppoONE places source code of its products into escrow, which may increase the likelihood of misappropriation or other misuse of ppoONE's intellectual property.

     Our business, financial condition and results of operations would be materially and adversely affected by infringement of our intellectual property rights. As the number of software products increases and the functionality of these products further overlaps, ppoONE believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could materially and adversely affect AVIDYN's business, financial condition and results of operations.

ppoONE'S PRODUCTS ARE SUBJECT TO PRODUCT LIABILITY CLAIMS

     Software products as complex as those offered by ppoONE often contain undetected errors or failures when first introduced or as new versions are released. As ppoONE develops new products that operate in new environments, such as the Internet, the possibility for program errors and failures may increase due to factors such as the use of new technologies or the need for more rapid product development that is characteristic of the Internet market. Despite pre-release testing by ppoONE and by current and potential customers, there still may be errors in new products, even after post-testing distribution. The occurrence of errors could result in delay in, or failure to achieve, market acceptance of ppoONE's products, which could have a material adverse effect on our business, financial condition and results of operations. Although ppoONE's license agreements with its customers typically contain provisions designed to limit ppoONE's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or judicial decisions. Because ppoONE's products are used in business-critical applications, any errors or failures in such products may give rise to substantial product liability claims, which could have a material adverse effect on our business, financial condition and results of operations.

BREACHES OF OUR NETWORK SECURITY COULD RESULT IN LIABILITY AND DAMAGE TO OUR BUSINESS REPUTATION

     The ppoONE products involve the storage of confidential customer and patient information at our data centers and the transmission of this data over private and public networks, including the Internet. Security breaches could result in legal liability and damage to our business reputation. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses or similar disruptive problems. In the event of such a security breach, proprietary and confidential information could be misappropriated or our operations could be interrupted. Such a security breach or interruption of our operations could damage our reputation and cause us to lose customers. In addition, any costs or imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

GOVERNMENT REGULATION

     Patient's Records. The confidentiality of patient records and the circumstances under which such information may be used or released are subject to substantial regulation by state and federal laws and regulations. Regulations governing electronic health data transmissions are evolving rapidly and are often unclear and difficult to apply.

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was enacted on August 21, 1996. HIPAA required the Secretary of Health and Human Services (the "Secretary") to adopt national standards for certain types of electronic healthcare information transactions and the data elements used in such transactions, and to adopt standards to ensure the integrity and confidentiality of such information. Final standards are expected in 2001. If these regulations are adopted, they may require modifications to AVIDYN's computer software and record-keeping practices. These changes may require AVIDYN to make substantial capital investments. The proposed regulations, if adopted in their current or a revised form, could have an adverse effect on our business, financial condition and results of operations. Any violation of HIPAA, or any regulations promulgated pursuant to HIPAA, may result in civil or criminal monetary penalties and imprisonment, depending on the degree of the offense.

     The confidentiality of patient records is subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and the use of confidential patient medical record information. Although compliance with these laws and regulations is at present principally the responsibility of healthcare providers, regulations governing patient confidentiality rights are evolving rapidly. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of medical information to implement security measures and impose restrictions on the ability of third-party processors, like ppoONE, to transmit certain patient data without specific patient consent. Any change in legislation could restrict healthcare providers from using ppoONE services.

     Other legislation governing the dissemination of medical record information is frequently proposed and debated at both the federal and state levels. Such legislation, if enacted, could require patient consent before even coded or anonymous patient information may be shared with third parties and could also require that holders or users of such information implement specified security measures. Any material restriction on the ability of healthcare providers to obtain or disseminate patient information could substantially harm our business, financial condition and results of operations.

     Internet Regulation. There are increasing numbers of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, and local governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, on-line content regulation, user privacy, taxation and quality of products and services. Moreover, it may take years to determine whether and how existing laws apply to the Internet such as those governing issues such as intellectual property ownership and infringement, privacy, libel, copyright, trademark, trade secret, obscenity, personal privacy, taxation, regulation of professional services, and the regulation of the sale of other specified services. The requirement to comply with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for ppoONE's services, increase the cost of doing business or otherwise have a material adverse effect on ppoONE's business, financial condition and results of operations.

     Internet Taxation. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Although in October 1998 Congress placed a three-year moratorium on state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly exempted from this moratorium. Once this moratorium is lifted in 2001, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

     Healthcare. The Company anticipates that federal and state legislatures will continue to review and consider alternative healthcare solutions and payment methods. The Company is unable to determine to what extent its products will be affected by any managed care initiatives of the federal and state governments or private sector initiatives, as there is increasing emphasis on market-driven modifications. Also, the Company is unable to determine the favorable or unfavorable impact, if any, such initiatives would have on its operations.

     Utilization Review and Case Management. Each state's government regulates the utilization review and case management industry and regulations vary from state to state. ValueCHECK is licensed in each state that requires a license or certification in which it does business. ValueCHECK is in the process of applying for licensure in all other states that require utilization review licensure or certification. In October 1999, ValueCHECK was awarded a full 2-year accreditation for Health Utilization Management Standards by URAC.

AVIDYN MUST RECRUIT AND RETAIN QUALIFIED PERSONNEL

     AVIDYN's future success depends to a significant degree upon the continued service of members of our senior management and other key research, development, sales and marketing personnel. Accordingly, the loss of any of the Company's senior management or key research, development, sales or marketing personnel could have a material adverse effect on the Company's business, financial condition and results of operations. Only a small number of employees have employment agreements with the Company, and there can be no assurance that such agreements will result in the retention of these employees for any significant period of time. In addition, the untimely loss of a member of the management team or a key employee of a business acquired by the Company could have a material adverse effect on the Company's business, financial condition and results of operations, particularly if such loss occurred before the Company has had adequate time to familiarize itself with the operating details of that business and provide a suitably experienced replacement for such employee. In the past, the Company has experienced difficulty in recruiting a sufficient number of qualified sales and technical employees. In addition, competitors may attempt to recruit the Company's key employees. There can be no assurance that the Company will be successful in attracting, assimilating and retaining such personnel. The failure to attract, assimilate and retain key personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

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

MISSION CRITICAL THIRD PARTY SOFTWARE

     ValueCHECK licenses the MedAdvice 2001 utilization review and case management software. While this software has been efficient and reliable in the past we cannot assure you that this will continue. ValueCHECK plans to continue licensing this mission critical third party software to support our day-to-day processes, review decisions, vital documentation and customer reporting.

CONTROL OF AVIDYN

     Currently, The Answer Partnership, Ltd. owns 2,696,157 shares, or 57.1%, of our Common Stock. As a result, The Answer Partnership, Ltd. in essence elects our entire Board of Directors and any other matter coming before the stockholder proposals. J. Ward Hunt, Chairman of AVIDYN, controls The Answer Partnership, Ltd. due to his position as its managing partner.

CONFLICTS OF INTEREST

     We are a party to a loan arrangement with Mr. Hunt, our Chairman of the Board and principal stockholder. From time to time during the term and course of such arrangement, our officers and directors may be faced with potential conflicts of interest between Mr. Hunt and us. Our officers and directors are limited only by their fiduciary duty under Delaware law to conduct themselves in a manner that is fair to our stockholders, the requirements under Delaware law of disclosure to the Board of Directors of transactions that involve interested director(s) and approval by a majority of the disinterested directors, and disclosure of interested transactions to stockholders (for transactions that require stockholder approval) and approval by a majority of the disinterested stockholders (for transactions that require stockholder approval). Our management undertakes to abide by Delaware law and its fiduciary duty of fairness to stockholders if faced with conflicts in this ongoing relationship with Mr. Hunt. We have established no other guidelines or procedures for resolving potential conflicts. Failure by management to resolve conflicts of interest in our favor may have a materially adverse effect on us.

POSSIBLE ANTI-TAKEOVER EFFECTS OF CERTAIN CERTIFICATE OF INCORPORATION AND BYLAW PROVISIONS

     Our Certificate of Incorporation and Bylaws contain provisions that may discourage acquisition bids for AVIDYN. We have substantial authorized but unissued capital stock available for issuance. Our Certificate of Incorporation contains provisions which authorizes the Board of Directors, without the consent of stockholders, to issue additional shares of Common Stock and issue shares of Preferred Stock in series, including establishment of the rights, powers and preferences, including voting rights, of holders of the Preferred Stock, and grant authority to the Board to amend our Bylaws. Additionally, our Bylaws empower the Board to increase or decrease the number of directors, subject to certain limitations, and specify that directors will generally hold office until the next annual meeting of stockholders. These provisions may have the effect, either alone or in combination with each other, of (1) limiting the price that certain investors might be willing to pay in the future for the Common Stock,
(2) delaying, deferring or otherwise discouraging an acquisition or change in control of AVIDYN deemed undesirable by the Board of Directors or (3) adversely affecting the voting power of stockholders who own Common Stock.

ITEM 2. DESCRIPTION OF PROPERTY.

     Excluding discontinued operations, the Company leases a total of 21,300 square feet in two locations in Dallas, Texas.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The Common Stock is traded in the over-the-counter market and is quoted on The NASDAQ SmallCap Market under the symbol "ADYN." The following table sets forth the high and low sale prices of the Common Stock for the last two fiscal years as reported to the Company by the National Association of Securities Dealers, Inc.:

QUARTER ENDED                                                 HIGH   LOW
-------------                                                 ----   ---
March 31, 2000..............................................   8 1/2 7 1/8
June 30, 2000...............................................   7 1/2 5 1/2
September 30, 2000..........................................  6 13/16  5
December 31, 2000...........................................   8 5/8  3
March 31, 1999..............................................   9 5/8 7 3/8
June 30, 1999...............................................   9 3/8 7 3/8
September 30, 1999..........................................   8 3/4 6 3/4
December 31, 1999...........................................   8 3/4 5 3/4

     The over-the-counter quotations set forth herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

     (b) As of March 26, 2001, there were approximately 550 record and beneficial holders of the Company's Common Stock.

     (c) The Company has not paid cash dividends on its Common Stock in the last two years and in any subsequent interim period.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FISCAL YEAR ENDED DECEMBER 31, 2000, COMPARED TO DECEMBER 31, 1999

  General

     On January 22, 2001, the Company completed the sale of Diversified, its TPA subsidiary, and on February 1, 2001, it completed the sale of MNS, its PPO subsidiary. See Note 3 to Consolidated Financial Statements. Therefore, historical financial information for these two segments has been reported as discontinued operations in 2000 and 1999. Continuing operations consists of ppoONE and ValueCHECK.

  Operating Results

     Revenues from continuing operations were up approximately $1,200,000 to $2,150,000 from $950,000 in 1999. Approximately $770,000 of the increase was in ValueCHECK, which commenced operations January 1, 1999, and steadily added customers over the past 24 months. ppoONE also has signed substantial new business during 2000, much of which will not result in recorded revenues until 2001, and increased its revenues approximately $430,000 (not including an increase of $120,000 in intercompany revenues from discontinued operations which were eliminated in consolidation) despite losing a customer in 1999 (as the result of an acquisition) which accounted for $360,000 in revenue in that year.

     Including discontinued operations, the net loss was reduced to $406,000 or $.09 per share compared with a loss of $1,556,000, $.35 per share, in 1999. The 1999 loss from discontinued operations of $578,000 included a loss of $784,000 after tax from the sale of a division of the TPA.

     The Company reported a loss from continuing operations of $1,621,000 or $.35 per share for 2000 compared with a loss of $978,000, $.22 per share, in 1999. The increased loss at ppoONE was a result of a decision by management in 2000 to accelerate spending on software development costs as well as marketing expenditures. ValueCHECK reduced its operating loss from $309,000 to $32,000 in 2000 and operated profitably in the last half of the year. Corporate overhead expenses were held at approximately the same level exclusive of intercompany transactions.

     Salaries and wages increased approximately $1,500,000 in 2000 to $3,139,000 as the result of increased business in both ppoONE and ValueCHECK and the decision to accelerate the development of ppoONE's product offerings and marketing and sales efforts. These increases were offset to some extent by a reduction of $90,000 in corporate personnel costs.

     Other operating expenses rose approximately $740,000 to $1,525,000 as the result of the aforementioned increased new business and a branding campaign started in the fourth quarter of 2000 in anticipation of the corporate name change.

     Depreciation and amortization were up only slightly as most new equipment added during the year was leased, and net other income and expense was minimal in both years.

  Liquidity and Capital Requirements

     The Company had net working capital of $960,000 at December 31, 2000, compared with $593,000 at December 31, 1999. All cash at December 31 of both years was in the discontinued operations. Upon completion of the sales of the discontinued operations in 2001, the Company received approximately $15,000,000 in cash, net of transaction costs but before the repayment of bank debt. Cash used in operating activities by the continuing operations was $1,650,000 in 2000 compared with $1,198,000 in 1999. The rate of cash to be used in operating activities going forward is expected to decline significantly as ppoONE begins realizing revenue from customers who have signed contracts but are not yet implemented, from increased profitability at ValueCHECK as it continues to add new business and from increased investment income and reduced interest expense as the result of the cash received from the sales of the PPO and TPA in 2001.

     Capital expenditures for the purchase of tangible property and equipment for continuing operations were $146,000 in 2000. These expenditures were primarily for computer equipment and peripherals for ppoONE. Management believes that cash flows from operations, cash on hand and invested and the borrowing capacity under the Company's line of credit will be sufficient to fund liquidity needs and capital requirements for 2001 and thereafter for the foreseeable future. The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

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

ITEM 7. FINANCIAL STATEMENTS.

AVIDYN, INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS

  Historical Financial Statements

AVIDYN, INC. AND SUBSIDIARIES                                  PAGE
-----------------------------                                  ----
Report of Independent Public Accountants for the 2000 and
  1999 Financial Statements.................................   F-1
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   F-2
Consolidated Statements of Operations for the years ended
  December 31, 2000
  and 1999..................................................   F-3
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000 and 1999............   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000
  and 1999..................................................   F-5
Notes to Consolidated Financial Statements..................   F-6

The Financial Statements are located after the signature page.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There is no required disclosure for this Item.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2000, the end of the year covered by this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2000, the end of the year covered by this Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2000, the end of the year covered by this Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2000, the end of the year covered by this Form 10-KSB.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          3.1            -- Restated Certificate of Incorporation of the Company, as
                            amended.
          3.2            -- Amended and Restated Corporate Bylaws of the
                            Company -- incorporated by reference to the Exhibits to
                            the Registration Statement on Form SB-2, file number
                            33-58334-FW, declared effective May 13, 1993.
         10.1            -- Amended and Restated Non-Qualified Stock Option
                            Agreement -- incorporated by reference to the Exhibits to
                            the Registration Statement on Form SB-2, file number
                            33-58334-FW, declared effective May 13, 1993.
         10.2            -- Outside Directors Stock Option Plan of MedicalControl,
                            Inc., -- incorporated by reference to the Exhibits to the
                            Registration Statement on Form SB-2, file number
                            33-58334-FW, declared effective May 13, 1993.
         10.3            -- First Amendment to the Outside Directors Stock Option
                            Plan of MedicalControl, Inc. -- incorporated by reference
                            to the Exhibits to the Registration Statement on Form
                            SB-2, file number 33-58334-FW, declared effective May 13,
                            1993.
         10.4            -- Amendment to the Outside Directors Stock Option Plan of
                            MedicalControl, Inc. dated August 20,
                            1996 -- incorporated by reference to the Company's Annual
                            Report on Form 10-KSB for the year ended December 31,
                            1997.
         10.5            -- Amended and Restated Non-Qualified Stock Option Agreement
                            (Issued Under Outside Directors Stock Option Plan).
                             -- incorporated by reference to the Exhibits to the
                            Registration Statement on Form SB-2, file number
                            33-58334-FW, declared effective May 13, 1993.
         10.6            -- Qualified Employee Stock Purchase Plan of MedicalControl,
                            Inc. -- incorporated by reference to the Exhibits to Post
                            Effective Amendment Number 1 to the Registration
                            Statement on Form SB-2, file number 33-58334-FW, dated
                            January 30, 1995.
         10.7            -- Amendment to Qualified Employee Stock Purchase Plan of
                            MedicalControl, Inc. dated as of March 18,
                            1997 -- incorporated by reference to the Company's Annual
                            Report on Form 10-KSB for the year ended December 31,
                            1997.
         10.8            -- 1993 Stock Compensation Plan of MedicalControl,
                            Inc. -- incorporated by reference to the Exhibits to Post
                            Effective Amendment Number 1 to the Registration
                            Statement on Form SB-2, file number 33-58334-FW, dated
                            January 30, 1995.
         10.9            -- Amendment to 1993 Stock Compensation Plan of
                            MedicalControl, Inc. dated as of August 20,
                            1996 -- incorporated by reference to the Company's Annual
                            Report on Form 10-KSB for the year ended December 31,
                            1997.
         10.10           -- Form of Agreement by and between the Company and each of its directors and officers -- incorporated by reference
                            to the Company's Annual Report on Form 10-KSB for the
                            year ended December 31, 1996.
         10.11           -- Transfer Agreement, dated as of January 1, 1998, by and among the Company, MedicalControl Network Solutions,
                            Inc., PPO Management Solutions, Inc., Genesis/ValueCHECK,
                            Inc., MedicalControl Holdings, Inc., and its direct and
                            indirect wholly owned subsidiaries. (All exhibits have
                            been omitted and will be provided to the Commission upon
                            request.) -- incorporated by reference to the Company's
                            Annual Report on Form 10-KSB for the year ended December
                            31, 1997.

             10.14           -- Asset Purchase Agreement dated July 30, 1999, by and between Diversified Group
                                Administrators, Inc. and Group Resources, Inc. -- incorporated by reference to the
                                Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999.
             10.15           -- Employee Incentive Stock Option Plan -- incorporated by reference to the Company's
                                Annual Report on Form 10-KSB for the year ended December 31, 1999.
             10.16           -- Non-Employee Director Stock Compensation Plan -- incorporated by reference to the
                                Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
             10.17           -- Employment Agreement dated January 1, 1998, by and between PPO Management Solutions,
                                Inc. (now known as ppoONE) and Patrick W. Kennedy -- incorporated by reference to the
                                Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.
             10.18           -- First Amendment to Employment Agreement dated June 24, 1999 by and between ppoONE, inc.
                                and Patrick W. Kennedy -- incorporated by reference to the Company's Annual Report on
                                Form 10-KSB for the year ended December 31, 1999.
             10.19           -- Employment Agreement dated as of March 5, 2001, by and between AVIDYN, Inc. and Joseph
                                A. Hensley.
             10.20           -- Stock Purchase Agreement dated as of October 18, 2000, between MedicalControl, Inc.,
                                MedicalControl Holdings, Inc., MedicalControl Network Solutions, Inc. and Beyond
                                Benefits, Inc. (all schedules and exhibits have been omitted and will be provided to the Commission upon request.) -- incorporated by reference to the Company's definitive
                                Proxy Statement for its Special Meeting held January 22, 2001.
             10.21           -- Stock Purchase Agreement dated as of November 19, 2000, between MedicalControl
                                Holdings, Inc., Diversified Group Administration, Inc., Diversified Group Insurance
                                Agency of PA, Inc. and HealthASPex, Inc. (all schedules and exhibits have been omitted and will be provided to the Commission upon request.) -- incorporated by reference to the Company's definitive Proxy Statement for its Special Meeting held January 22, 2001.
             10.22           -- Employment Agreement dated as of March 23, 1998, by and between John D. Weyer and
                                MedicalControl Network Solutions, Inc. (all exhibits have been omitted and will be provided to the Commission upon request).
             10.23           -- Agreement dated as of March 27, 2001 by and between John Ward Hunt, AVIDYN, Inc.,
                                AVIDYN Holdings, Inc. Lynn S. Hunt, The Ward Hunt Trust for Lynn Hunt.
             21              -- Subsidiaries of the Company -- incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.
             23.1            -- Consent of Grant Thornton LLP, independent public accountants.

     (b) Reports on Form 8-K. The Company filed a Current Report Form 8-K on February 6, 2001 regarding the sale of MNS and Diversified.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Registrant:
                                            AVIDYN, Inc.

                                            By:    /s/ JOSEPH A. HENSLEY
                                              ----------------------------------
                                                     Joseph A. Hensley,
                                                         President

Date: March 27, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----

                /s/ JOSEPH A. HENSLEY                  President (principal executive   March 27, 2001
-----------------------------------------------------    officer)
                  Joseph A. Hensley

                /s/ BOB E. BUDDENDORF                  Senior Vice President and        March 27, 2001
-----------------------------------------------------    Chief Financial Officer
                  Bob E. Buddendorf                      (principal accounting
                                                         officer)

                 /s/ JOHN WARD HUNT                    Chairman of the Board of         March 27, 2001
-----------------------------------------------------    Directors
                   John Ward Hunt

               /s/ FRANK M. BURKE, JR.                 Director                         March 27, 2001
-----------------------------------------------------
                 Frank M. Burke, Jr.

           /s/ WILLIAM L. AMOS, JR., M.D.              Director                         March 27, 2001
-----------------------------------------------------
             William L. Amos, Jr., M.D.

               /s/ DAVID SAMUEL COATS                  Director                         March 27, 2001
-----------------------------------------------------
                 David Samuel Coats

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
AVIDYN, Inc.

     We have audited the accompanying consolidated balance sheets of AVIDYN, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AVIDYN, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                            GRANT THORNTON, LLP

Dallas, Texas
February 16, 2001

                                  AVIDYN, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS

CURRENT ASSETS
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $23,000 and $700 at December 31,
     2000 and 1999, respectively............................  $   560,051   $    88,875
  Income tax refundable.....................................           --       300,093
  Prepaid expenses and other current assets.................      290,305        97,679
  Net current assets of discontinued operations.............    1,132,111     1,044,417
  Deferred income taxes.....................................      187,946       149,964
                                                              -----------   -----------
          Total current assets..............................    2,170,413     1,681,028
NOTE RECEIVABLE -- OFFICER, including accrued interest......      479,089       448,329
PROPERTY AND EQUIPMENT, NET.................................      445,341       140,391
NONCURRENT RECEIVABLE.......................................      144,670       213,252
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS............    6,692,890     7,366,243
DEFERRED INCOME TAXES.......................................      367,037       386,229
                                                              -----------   -----------
                                                              $10,299,440   $10,235,472
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable -- trade.................................  $   328,694   $   245,822
  Accrued liabilities.......................................      610,621       446,746
  Borrowings under bank line of credit......................      271,436       395,261
                                                              -----------   -----------
          Total current liabilities.........................    1,210,751     1,087,829
DEFERRED GAIN ON SALE OF REAL ESTATE OPTION.................      607,417       698,417
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock -- $0.10 par; 4,000,000 shares authorized,
     no shares issued or outstanding........................           --            --
  Common stock -- $0.01 par; 8,000,000 shares authorized,
     4,712,492 and 4,625,579 issued and outstanding in 2000
     and 1999, respectively.................................       47,125        46,256
  Additional paid-in capital................................    8,662,702     8,225,281
  Retained earnings (deficit)...............................     (228,555)      177,689
                                                              -----------   -----------
          Total stockholders' equity........................    8,481,272     8,449,226
                                                              -----------   -----------
                                                              $10,299,440   $10,235,472
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                                  AVIDYN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                                 2000          1999
                                                              -----------   -----------
Revenues....................................................  $ 2,149,921   $   949,103
Operating expenses
  Salaries and wages........................................    3,139,254     1,634,833
  Other operating expenses..................................    1,525,967       786,798
  Depreciation and amortization.............................       76,454        72,039
                                                              -----------   -----------
          Total operating expenses..........................    4,741,675     2,493,670
                                                              -----------   -----------
          Loss from operations..............................   (2,591,754)   (1,544,567)
                                                              -----------   -----------
Other income (expense)
  Interest expense..........................................      (25,283)      (29,877)
  Investment income.........................................       30,168        27,468
                                                              -----------   -----------
          Total other income (expense)......................        4,885        (2,409)
                                                              -----------   -----------
          Loss from continuing operations before income
            taxes...........................................   (2,586,869)   (1,546,976)
Income tax benefit..........................................     (965,616)     (568,895)
                                                              -----------   -----------
          Loss from continuing operations...................   (1,621,253)     (978,081)
Discontinued operations
  Income (loss) from discontinued operations, net of tax
     expense of $986,552 in 2000 and $17,038 in 1999........    1,215,009      (577,527)
                                                              -----------   -----------
          Net loss..........................................  $  (406,244)  $(1,555,608)
                                                              ===========   ===========
Basic and diluted income (loss) per share
  Continuing operations.....................................  $     (0.35)  $     (0.22)
  Discontinued operations...................................         0.26         (0.13)
                                                              -----------   -----------
          Net loss..........................................  $     (0.09)  $     (0.35)
                                                              ===========   ===========
Weighted average common shares outstanding..................    4,683,056     4,389,605
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                                  AVIDYN, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                        COMMON STOCK
                                    ---------------------   ADDITIONAL    RETAINED         TOTAL
                                      SHARES                 PAID-IN      EARNINGS     STOCKHOLDERS'
                                    OUTSTANDING   AMOUNT     CAPITAL      (DEFICIT)       EQUITY
                                    -----------   -------   ----------   -----------   -------------
Balance at January 1, 1999........   4,115,409    $41,154   $6,210,002   $ 1,733,297    $ 7,984,453
Issuance of common stock upon
  conversion of note payable......     161,903      1,619      848,381            --        850,000
Exercise of stock options.........     310,267      3,103      806,209            --        809,312
Issuance of common stock in
  private placement...............      38,000        380      294,120            --        294,500
Tax benefit of stock option
  exercise........................          --         --       66,569            --         66,569
Net loss..........................          --         --           --    (1,555,608)    (1,555,608)
                                     ---------    -------   ----------   -----------    -----------
Balance at December 31, 1999......   4,625,579     46,256    8,225,281       177,689      8,449,226
Exercise of stock options.........      86,913        869      353,580            --        354,449
Tax benefit of stock option
  exercise........................          --         --       83,841            --         83,841
Net loss..........................          --         --           --      (406,244)      (406,244)
                                     ---------    -------   ----------   -----------    -----------
Balance at December 31, 2000......   4,712,492    $47,125   $8,662,702   $  (228,555)   $ 8,481,272
                                     =========    =======   ==========   ===========    ===========

         The accompanying notes are an integral part of this statement.

                                  AVIDYN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                                 2000          1999
                                                              -----------   -----------
Cash flows related to operating activities
  Net loss..................................................  $  (406,244)  $(1,555,608)
  Adjustments to reconcile net loss to net cash provided by
     (used in) continuing operations
     Loss (income) from discontinued operations.............   (1,215,009)      577,527
     Depreciation and amortization..........................       76,454        72,039
     Amortization of deferred gain on real estate
      transaction...........................................      (91,000)      (91,000)
     Deferred income taxes..................................       65,051      (126,043)
     Net changes in operating assets and liabilities
       Accounts receivable -- trade.........................     (471,176)      (22,031)
       Accounts receivable -- other.........................       68,582      (213,252)
       Income tax refundable................................      300,093      (300,093)
       Prepaid expenses and other current assets............     (223,386)     (101,097)
       Accounts payable -- trade............................       82,872       179,223
       Accrued expenses.....................................      163,875       381,756
                                                              -----------   -----------
          Net cash used in operating activities --continuing
            operations......................................   (1,649,888)   (1,198,579)
Cash flows related to investing activities
  Purchases of property and equipment.......................     (146,132)      (45,725)
Cash flows related to financing activities
  Net borrowings (repayments) on revolving line of credit...     (123,825)       70,261
  Proceeds from issuance of common stock....................      354,449     1,103,812
                                                              -----------   -----------
          Net cash provided by financing activities.........      230,624     1,174,073
                                                              -----------   -----------
          Net cash used in continuing operations............   (1,565,396)      (70,231)
Net cash provided by (used in) discontinued operations......    1,565,396      (178,097)
                                                              -----------   -----------
          NET DECREASE IN CASH AND CASH EQUIVALENTS.........           --      (248,328)
Cash and cash equivalents at beginning of period............           --       248,328
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $        --   $        --
                                                              ===========   ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid.............................................  $    25,283   $    29,877
                                                              ===========   ===========
  Income taxes received.....................................  $   237,837   $        --
                                                              ===========   ===========

         The accompanying notes are an integral part of this statement.

                                  AVIDYN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1. BACKGROUND AND ORGANIZATION

     AVIDYN, Inc. ("Company"), a Delaware corporation, is a holding company of healthcare information services companies. The Company's name was changed from MedicalControl, Inc. on January 26, 2001. At December 31, 2000, the Company was comprised of four operating subsidiaries: ppoONE, Inc. (formerly ppoONE.com, inc.), providing Application Service Provider ("ASP") eHealth solutions for preferred provider organizations ("PPO") and payers; ValueCHECK, Inc. ("ValueCHECK"), providing utilization review and case management for third party administrators ("TPA"), payers and PPOs; MedicalControl Network Solutions, Inc. ("MNS"), providing managed care services, primarily through its PPO networks; and Diversified Group Administrators, Inc. ("DGA"), providing TPA services.

     On October 26, 2000, the Company signed a definitive agreement to sell MNS for $13.5 million cash. On November 14, 2000, the Company signed a definitive agreement to sell DGA for $2.5 million cash plus other consideration. The sale of DGA was completed on January 22, 2001, and the sale of MNS was completed on February 1, 2001. Accordingly, the operations of these sold companies are reflected in the accompanying financial statements as "Discontinued Operations" (see Note 3).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Accounts Receivable -- Trade

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers that are located throughout the United States. Because of the credit risk involved, management has provided an allowance for doubtful accounts, which reflects its estimate of amounts that will eventually become uncollectible.

  Property and Equipment

     Property and equipment are recorded at cost and are depreciated on a straight-line basis, over their estimated useful lives (generally 5 to 7 years). Major additions and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets. Maintenance, repairs and minor improvements are expensed as incurred.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

  Income Taxes

     Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded for temporary differences based upon enacted tax rates anticipated to be in effect when the temporary differences are expected to reverse.

                                  AVIDYN, INC.

  Revenue Recognition

     The Company recognizes revenue from software licensing arrangements as claims are processed. Implementation fees are recognized ratably over the implementation period. Utilization review and case management services are recognized as the services are performed.

     During 2000, two customers accounted for 23% and 15% of the revenues of the Company, respectively. During 1999, three customers accounted for 38%, 34% and 11% of the revenues of the Company, respectively.

  Earnings (Loss) Per Share

     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average common shares and dilutive shares outstanding during the period. There was no impact from dilutive common equivalent shares since losses were reported in both 2000 and 1999.

     In 2000 and 1999, 1,129,000 and 1,155,502 common equivalent shares were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive for the periods presented.

  Use of Estimates

     Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from these estimates.

  Stock Based Compensation

     The Company accounts for stock-based compensation to employees using the intrinsic value method. Compensation cost for stock options to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company's pro forma disclosure as if the fair value method was used can be found in Note 11 to the consolidated financial statements.

NOTE 3. DISCONTINUED OPERATIONS

     The Company sold DGA in January 2001 and MNS in February 2001. The accompanying financial statements have been restated to reflect the assets, liabilities and results of operations of these companies as "discontinued operations."

     Operating results were as follows:

                                                                 2000         1999
                                                              ----------   ----------
Revenues
  MNS.......................................................  $8,613,268   $8,186,854
  DGA.......................................................   5,215,199    6,268,295
                                                              ----------   ----------
                                                              13,828,467   14,455,149
Income (loss) before taxes..................................   2,201,561     (560,489)
Income tax expense..........................................     986,552       17,038
Income (loss) from discontinued operations..................   1,215,009     (577,527)

                                  AVIDYN, INC.

     The net assets of MNS and DGA at the balance sheet dates were as follows:

                                                                2000          1999
                                                             -----------   -----------
Cash.......................................................  $ 1,005,828   $ 1,013,188
Accounts receivable, net...................................    1,386,957     1,684,234
Prepaid expenses and other current assets..................      459,272       413,008
Trade accounts payable.....................................   (1,082,018)   (1,438,995)
Other current liabilities..................................     (637,928)     (627,018)
                                                             -----------   -----------
          Net current assets of discontinued operations....  $ 1,132,111   $ 1,044,417
                                                             ===========   ===========
Property and equipment.....................................  $ 1,000,510   $ 1,403,887
Other assets...............................................    5,874,958     6,181,075
Long-term debt.............................................     (182,578)     (218,719)
                                                             -----------   -----------
          Net noncurrent assets of discontinued
            operations.....................................  $ 6,692,890   $ 7,366,243
                                                             ===========   ===========

NOTE 4. BUSINESS SEGMENT REPORTING

     The Company manages its business segments primarily on a products and services basis. The Company's reportable segments are comprised of eHealth solutions to the PPO and healthcare payer industry offered through ppoONE and utilization review and case management services performed by ValueCHECK.

     The Company evaluates the performance of its business units based on segment operating profit or loss. Segment revenues include an intercompany allocation for services performed by ppoONE for ValueCHECK and MNS. Segment operating profit (loss) includes personnel, sales and marketing expenses and other operating expenses directly attributable to the segment and excludes certain expenses that are managed outside the segment. Costs excluded from the segment operating profit consist of corporate expenses, income taxes, interest income and interest expense. Corporate expenses are comprised primarily of executive compensation and other general and administrative expenses that are separately managed. Corporate assets are not included in segment assets. Corporate assets consist primarily of property and equipment, receivables and deferred taxes.

     Summary information by segment as of and for the years ended December 31, 2000 and 1999, are as follows:

                                                                 2000          1999
                                                              -----------   ----------
ppoONE Segment:
  Revenues..................................................  $ 1,712,755   $1,165,277
  Operating expenses........................................    2,985,258    1,331,246
                                                              -----------   ----------
          Operating loss....................................   (1,272,503)    (165,969)
  Depreciation..............................................       47,482       39,452
  Segment assets............................................      476,614      186,160
ValueCHECK Segment:
  Revenues..................................................  $   966,563   $  192,272
  Operating expenses........................................      998,114      501,424
                                                              -----------   ----------
          Operating loss....................................      (31,551)    (309,152)
  Depreciation..............................................        8,316        4,460
  Segment assets............................................      479,730      117,456

                                  AVIDYN, INC.

     A reconciliation of the Company's segment revenues, operating profit (loss) and segment assets to the corresponding consolidated amounts as of and for the years ended December 31, 2000 and 1999 are as follows:

                                                                2000          1999
                                                             -----------   -----------
Segment revenues...........................................  $ 2,679,318   $ 1,357,549
Intercompany revenues......................................     (529,397)     (408,446)
                                                             -----------   -----------
          Consolidated revenues............................  $ 2,149,921   $   949,103
                                                             ===========   ===========
Segment operating loss.....................................  $(1,304,054)  $  (475,121)
Corporate expenses, net....................................   (1,287,700)   (1,069,446)
                                                             -----------   -----------
          Consolidated operating loss......................  $(2,591,754)  $(1,544,567)
                                                             ===========   ===========
Segment assets.............................................  $   956,344   $   303,616
Corporate assets...........................................    1,518,095     1,521,196
Discontinued assets........................................    7,825,001     8,410,660
                                                             -----------   -----------
          Consolidated assets..............................  $10,299,440   $10,235,472
                                                             ===========   ===========

NOTE 5. PROPERTY AND EQUIPMENT, NET

     Property and equipment at December 31, 2000 and 1999, consisted of the following:

                                                      ESTIMATED
                                                     USEFUL LIFE     2000        1999
                                                     -----------   ---------   ---------
Furniture and fixtures.............................   5-7 years    $ 298,653   $  29,564
Data processing equipment..........................   3-6 years      435,117     285,765
Computer software..................................     5 years       93,088      84,638
Leasehold improvements.............................     7 years       42,396      24,398
                                                                   ---------   ---------
                                                                     869,254     424,365
Less accumulated depreciation......................                 (423,913)   (283,974)
                                                                   ---------   ---------
          Property and equipment, net..............                $ 445,341   $ 140,391
                                                                   =========   =========

NOTE 6. LINE OF CREDIT

     In November 2000, the Company entered into a line of credit agreement with a bank. The agreement provides for a maximum line of credit of $750,000. The initial proceeds of the line of credit were used to repay the indebtedness of the Company. Direct borrowings bear interest at the prime rate plus 1% (10.5% at December 31, 2000). Borrowings are collateralized by accounts receivable, and are limited to 80% of eligible accounts receivable. The line of credit expires in November 2001.

     The line of credit contains certain financial covenants. The Company is not required to maintain compensating balances; however, it is required to pay a fee of 1/2 of 1% per annum on the unused portion of the line of credit.

NOTE 7. BENEFIT PLANS

  401(k) Profit Sharing Plan

     The Company has a 401(k) profit sharing plan that covers all eligible employees. Company contributions are discretionary based upon determinations made by the plan trustees. Employees become 100% vested in employer contributions after 5 years of service (accruing 20% per year of service, as defined). The Company recorded expense of $31,120 and $27,840 for plan contributions for the years ended December 31, 2000 and 1999, respectively.

                                  AVIDYN, INC.

  Deferred Compensation

     The Company has a deferred compensation agreement with its chairman of the board. The agreement provides benefits estimated at $540,000 upon the sooner of termination of employment, death, change in control of the Company or January 2007. The Company has made an investment in a life insurance policy to fund approximately two-thirds of this benefit.

     Other than stated above, the Company does not provide any post-retirement or post-employment benefits to any of its employees.

NOTE 8. INCOME TAXES

     The income tax benefit attributable to continuing operations for the years ended December 31, 2000 and 1999, consisted of the following:

                                                                2000        1999
                                                              ---------   ---------
Current:
  Federal...................................................  $(883,029)  $(474,577)
  State.....................................................   (116,871)    (62,813)
Deferred:
  Federal...................................................     30,276     (27,823)
  State.....................................................      4,008      (3,682)
                                                              ---------   ---------
          Total.............................................  $(965,616)  $(568,895)
                                                              =========   =========

     The differences between the statutory federal income tax rate and the Company's effective income tax rate are as follows:

                                                              2000    1999
                                                              -----   -----
Statutory federal income tax rate...........................  (34.0)% (34.0)%
State income taxes, net of federal benefit..................   (2.9)   (2.7)
Nondeductible expenses......................................     .7     1.3
Other.......................................................   (1.1)   (1.3)
                                                              -----   -----
          Total.............................................  (37.3)% (36.7)%
                                                              =====   =====

                                  AVIDYN, INC.

     The components of and changes in net deferred tax assets (liabilities) of continuing operations as of December 31, 2000 and 1999, are as follows:

                                                                2000       1999
                                                              --------   --------
Current deferred taxes:
  Assets:
     Nondeductible reserves.................................  $ 57,640   $ 48,340
     Deferred revenue.......................................   130,306    101,624
                                                              --------   --------
                                                               187,946    149,964
Noncurrent deferred taxes:
  Assets:
     Deferred gain from sale of option on real estate.......   233,856    268,891
     Net operating loss carryforward........................   176,526    141,364
     Other..................................................     1,740      1,740
Liabilities:
  Property and equipment....................................   (45,085)   (25,766)
                                                              --------   --------
Noncurrent deferred taxes, net..............................   367,037    386,229
                                                              --------   --------
          Total deferred taxes..............................  $554,983   $536,193
                                                              ========   ========

     The Company has net operating loss carryovers at December 31, 2000 of approximately $850,000 which expire if not utilized by 2019.

NOTE 9. DEFERRED GAIN ON SALE OF OPTION ON REAL ESTATE

     In connection with the Company's relocation of its corporate offices and principal operations in January 1997, management secured a purchase option on their new office facility. During September 1997, the Company sold this option for $910,000 cash to a third party, who subsequently exercised the option. Concurrent with the sale, the Company executed a ten-year lease extension. The gain from this transaction is being recognized on a straight-line basis over the life of the lease extension and is reflected as a deferred gain on the accompanying balance sheet. The amount of gain amortization included in operating results for each of the years ended December 31, 2000 and 1999 was $91,000.

NOTE 10. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases certain office space, furniture, and equipment under noncancelable operating leases that expire at various dates through 2007.

     At December 31, 2000, scheduled future minimum payments for operating leases with initial terms in excess of one year are as follows:

YEAR ENDED DECEMBER 31,                                      AMOUNT
-----------------------                                    ----------
2001....................................................   $  705,292
2002....................................................      626,538
2003....................................................      496,188
2004....................................................      411,349
2005....................................................       93,714
Thereafter..............................................      158,404
                                                           ----------
                                                           $2,491,485
                                                           ==========

                                  AVIDYN, INC.

     Rental expense for all operating leases for the years ended December 31, 2000 and 1999, was $474,442 and $216,665, respectively.

  Litigation

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations or cash flows.

NOTE 11. STOCKHOLDERS' EQUITY

  Stock Options

     The Company has stock option plans adopted in 1992, 1993 and 2000 which provide that options for shares of the Company common stock may be granted to officers, directors and key employees of the Company at the fair market value on the date of grant. The options expire 10 years from the date of grant (or earlier if specified in the grant) and generally vest over a five year period. For options granted under the 2000 plan, they generally vest 25%, 50%, 75% and 100% when the stock price increases over the exercise price by such percentages. In October of 2000, options granted prior to 2000 became fully vested when the Company entered into a definitive agreement to sell MNS.

     The following table sets forth summarized information regarding the plans:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                 SHARES     EXERCISE PRICE   EXERCISE PRICE
                                                ---------   --------------   --------------
Outstanding at January 1, 1999................  1,544,528   $3.38 to $9.00       $6.30
  Granted.....................................    550,371    7.63 to  8.88        7.88
  Exercised...................................   (452,110)   3.38 to  5.25        4.30
  Forfeited...................................   (392,287)   4.36 to  7.54        7.28
                                                ---------   --------------       -----
Outstanding at December 31, 1999..............  1,250,502    3.38 to  8.88        7.35
  Granted.....................................    198,500    5.00 to  7.13        6.69
  Exercised...................................    (86,913)   3.38 to  5.00        4.08
  Forfeited...................................    (37,689)   3.38 to  8.88        6.45
                                                ---------   --------------       -----
Outstanding at December 31, 2000..............  1,324,400   $3.38 to $8.88       $7.51
                                                =========   ==============       =====
Exercisable options:
  December 31, 1999...........................    723,600
                                                =========
  December 31, 2000...........................  1,168,900
                                                =========
Options available for future grants at
  December 31, 2000...........................    201,550
                                                =========

     The weighted average fair value of options granted during 2000 and 1999 was $3.37 and $3.13, respectively.

                                  AVIDYN, INC.

     Information about stock options outstanding at December 31, 2000 is summarized as follows:

                                                  OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ------------------------------------   ----------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                                         REMAINING    AVERAGE                  AVERAGE
                                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
        RANGE OF EXERCISE PRICES          OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
        ------------------------          -----------   -----------   --------   -----------   --------
$3.38 to $5.00..........................     165,900     6.8 years     $4.32        125,900     $4.10
$5.01 to $7.50..........................     225,500     8.6 years      6.55        110,000      5.95
$7.51 to $8.88..........................     933,000     5.6 years      8.31        933,000      8.31
                                           ---------                              ---------
                                           1,324,400                              1,168,900
                                           =========                              =========

     Had compensation cost for the Company's stock options plans been determined consistent with the fair value method of Statement of Financial Accounting Standards (SFAS No. 123), the Company's net loss would have been increased to the pro forma amounts shown below:

                                                                2000         1999
                                                              ---------   -----------
Net loss:
  as reported...............................................  $(406,244)  $(1,555,608)
  pro forma.................................................  $(799,033)  $(1,786,356)
Loss per share:
  as reported...............................................  $    (.09)  $      (.35)
  pro forma.................................................  $    (.17)  $      (.41)

     The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              2000   1999
                                                              ----   ----
Risk free interest rate.....................................  6.33%  5.1%
Expected dividend yield.....................................   0.0%  0.0%
Expected volatility.........................................    48%   35%
Expected term...............................................     5     5

     The weighted average fair value of options granted in 2000 and 1999 was $3.37 and $3.13, respectively.

NOTE 12. RELATED PARTY TRANSACTIONS

     In October 1994, the Company loaned $300,000 to its chairman and majority shareholder. The loan is secured by the pledge of 70,000 shares of the Company's common stock held by the chairman and majority stockholder. The loan accrues interest at the prime rate plus 1% (10.5% at December 31, 2000). The principal and any unpaid interest are due in their entirety on March 30, 2001. Accrued interest on this note was $179,089 and $148,329 at December 31, 2000 and 1999, respectively.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Certificate of Incorporation of the Company, as
                            amended.
          3.2            -- Amended and Restated Corporate Bylaws of the
                            Company -- incorporated by reference to the Exhibits to
                            the Registration Statement on Form SB-2, file number
                            33-58334-FW, declared effective May 13, 1993.
         10.1            -- Amended and Restated Non-Qualified Stock Option
                            Agreement -- incorporated by reference to the Exhibits to
                            the Registration Statement on Form SB-2, file number
                            33-58334-FW, declared effective May 13, 1993.
         10.2            -- Outside Directors Stock Option Plan of MedicalControl,
                            Inc., -- incorporated by reference to the Exhibits to the
                            Registration Statement on Form SB-2, file number
                            33-58334-FW, declared effective May 13, 1993.
         10.3            -- First Amendment to the Outside Directors Stock Option
                            Plan of MedicalControl, Inc. -- incorporated by reference
                            to the Exhibits to the Registration Statement on Form
                            SB-2, file number 33-58334-FW, declared effective May 13,
                            1993.
         10.4            -- Amendment to the Outside Directors Stock Option Plan of
                            MedicalControl, Inc. dated August 20,
                            1996 -- incorporated by reference to the Company's Annual
                            Report on Form 10-KSB for the year ended December 31,
                            1997.
         10.5            -- Amended and Restated Non-Qualified Stock Option Agreement
                            (Issued Under Outside Directors Stock Option Plan).
                             -- incorporated by reference to the Exhibits to the
                            Registration Statement on Form SB-2, file number
                            33-58334-FW, declared effective May 13, 1993.
         10.6            -- Qualified Employee Stock Purchase Plan of MedicalControl,
                            Inc. -- incorporated by reference to the Exhibits to Post
                            Effective Amendment Number 1 to the Registration
                            Statement on Form SB-2, file number 33-58334-FW, dated
                            January 30, 1995.
         10.7            -- Amendment to Qualified Employee Stock Purchase Plan of
                            MedicalControl, Inc. dated as of March 18,
                            1997 -- incorporated by reference to the Company's Annual
                            Report on Form 10-KSB for the year ended December 31,
                            1997.
         10.8            -- 1993 Stock Compensation Plan of MedicalControl,
                            Inc. -- incorporated by reference to the Exhibits to Post
                            Effective Amendment Number 1 to the Registration
                            Statement on Form SB-2, file number 33-58334-FW, dated
                            January 30, 1995.
         10.9            -- Amendment to 1993 Stock Compensation Plan of
                            MedicalControl, Inc. dated as of August 20,
                            1996 -- incorporated by reference to the Company's Annual
                            Report on Form 10-KSB for the year ended December 31,
                            1997.
         10.10           -- Form of Agreement by and between the Company and each of its directors and officers -- incorporated by reference
                            to the Company's Annual Report on Form 10-KSB for the
                            year ended December 31, 1996.
         10.11           -- Transfer Agreement, dated as of January 1, 1998, by and among the Company, MedicalControl Network Solutions,
                            Inc., PPO Management Solutions, Inc., Genesis/ValueCHECK,
                            Inc., MedicalControl Holdings, Inc., and its direct and
                            indirect wholly owned subsidiaries. (All exhibits have
                            been omitted and will be provided to the Commission upon
                            request.) -- incorporated by reference to the Company's
                            Annual Report on Form 10-KSB for the year ended December
                            31, 1997.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.14           -- Asset Purchase Agreement dated July 30, 1999, by and
                            between Diversified Group Administrators, Inc. and Group
                            Resources, Inc. -- incorporated by reference to the
                            Company's Quarterly Report on Form 10-QSB for the quarter
                            ended September 30, 1999.
         10.15           -- Employee Incentive Stock Option Plan -- incorporated by reference to the Company's Annual Report on Form 10-KSB
                            for the year ended December 31, 1999.
         10.16           -- Non-Employee Director Stock Compensation
                            Plan -- incorporated by reference to the Company's Annual
                            Report on Form 10-KSB for the year ended December 31,
                            1999.
         10.17           -- Employment Agreement dated January 1, 1998, by and
                            between PPO Management Solutions, Inc. (now known as
                            ppoONE) and Patrick W. Kennedy -- incorporated by
                            reference to the Company's Annual Report on Form 10-KSB
                            for the year ended December 31, 1999.
         10.18           -- First Amendment to Employment Agreement dated June 24,
                            1999 by and between ppoONE, inc. and Patrick W.
                            Kennedy -- incorporated by reference to the Company's
                            Annual Report on Form 10-KSB for the year ended December
                            31, 1999.
         10.19           -- Employment Agreement dated as of March 5, 2001, by and
                            between AVIDYN, Inc. and Joseph A. Hensley.
         10.20           -- Stock Purchase Agreement dated as of October 18, 2000,
                            between MedicalControl, Inc., MedicalControl Holdings,
                            Inc., MedicalControl Network Solutions, Inc. and Beyond
                            Benefits, Inc. (all schedules and exhibits have been
                            omitted and will be provided to the Commission upon
                            request.) -- incorporated by reference to the Company's
                            definitive Proxy Statement for its Special Meeting held
                            January 22, 2001.
         10.21           -- Stock Purchase Agreement dated as of November 19, 2000, between MedicalControl Holdings, Inc., Diversified Group
                            Administration, Inc., Diversified Group Insurance Agency
                            of PA, Inc. and HealthASPex, Inc. (all schedules and
                            exhibits have been omitted and will be provided to the
                            Commission upon request.) -- incorporated by reference to
                            the Company's definitive Proxy Statement for its Special
                            Meeting held January 22, 2001.
         10.22           -- Employment Agreement dated as of March 23, 1998, by and between John D. Weyer and MedicalControl Network
                            Solutions, Inc. (all exhibits have been omitted and will
                            be provided to the Commission upon request).
         10.23           -- Agreement dated as of March 27, 2001 by and between John
                            Ward Hunt, AVIDYN, Inc., AVIDYN Holdings, Inc. Lynn S.
                            Hunt, The Ward Hunt Trust for Lynn Hunt.
         21              -- Subsidiaries of the Company -- incorporated by reference to the Company's Annual Report on Form 10-KSB for the
                            year ended December 31, 1998.
         23.1            -- Consent of Grant Thornton LLP, independent public
                            accountants.