Form 10QSB
period 2001-03-31
AVIDYN INC
filed 2001-05-15
CIK 897546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


 (Mark one)
    XX            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----------       EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2001


                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
-----------       ACT OF 1934

                 For the transition period from ______________ to _____________


                         Commission File Number: 1-11922
                                                 -------

                                  AVIDYN, INC.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                                75-2297429
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

              16980 Dallas Parkway, Suite 120, Dallas, Texas 75248
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 447-6447
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock 4,721,192 as of May 8, 2001.

Transitional Small Business Disclosure Format (Check one): YES     NO  X
                                                               ---    ---

                                  AVIDYN, INC.

                Form 10-QSB for the Quarter ended March 31, 2001

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

                                  AVIDYN, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                           March 31,      December 31,
                                 ASSETS                                      2001             2000
                                                                         ------------     ------------
CURRENT ASSETS
      Cash and cash equivalents                                          $ 13,010,591               --
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $59,000 and $23,000
            at March 31, 2001 and December 31, 2000, respectively             856,953          560,051
      Prepaid expenses and other current assets                             1,099,860          290,305
      Net current assets of discontinued operations                                --        1,132,111
      Deferred income taxes                                                   160,671          187,946
                                                                         ------------     ------------
         Total current assets                                              15,128,075        2,170,413

NOTE RECEIVABLE - OFFICER, including accrued interest                              --          479,089
PROPERTY AND EQUIPMENT, NET                                                   677,480          445,341
OTHER ASSETS                                                                  234,025          144,670
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                                   --        6,692,890
DEFERRED INCOME TAXES                                                              --          367,037
                                                                         ------------     ------------

      TOTAL ASSETS                                                       $ 16,039,580     $ 10,299,440
                                                                         ============     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable - trade                                           $    306,973     $    328,694
      Accrued liabilities                                                   1,065,043          610,621
      Income taxes payable                                                  1,682,003               --
      Borrowings under bank line of credit                                         --          271,436
                                                                         ------------     ------------
         Total current liabilities                                          3,054,019        1,210,751

DEFERRED GAIN ON SALE OF REAL ESTATE OPTION                                   169,154          607,417
DEFERRED INCOME TAXES                                                         106,980               --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                        --               --
      Common stock - $.01 par: 8,000,000 shares
         authorized, 4,721,192 and 4,712,492 issued
          in 2001 and 2000, respectively                                       47,212           47,125
      Additional paid-in capital                                            8,692,021        8,662,702
      Retained earnings (deficit)                                           3,970,194         (228,555)
                                                                         ------------     ------------
         Total stockholders' equity                                        12,709,427        8,481,272
                                                                         ------------     ------------

         TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 16,039,580     $ 10,299,440
                                                                         ============     ============


   The accompanying notes are an integral part of these financial statements.

                                  AVIDYN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                 For The Three Months Ended
                                                                                          March 31,
                                                                               ------------------------------
                                                                                   2001              2000
                                                                               ------------      ------------

Revenues                                                                       $  1,273,928      $    361,021
                                                                               ------------      ------------

Operating Expenses
      Salaries and wages                                                          1,271,175           589,931
      Other operating expenses                                                      858,735           294,298
      Depreciation and amortization                                                  27,163            11,250
                                                                               ------------      ------------

         Total operating expenses                                                 2,157,073           895,479
                                                                               ------------      ------------

Loss from operations                                                               (883,145)         (534,458)
                                                                               ------------      ------------

Other income (expense)
      Interest expense                                                               (4,614)          (13,834)
      Investment income                                                             126,864             7,249
      Other income                                                                  558,308                --
                                                                               ------------      ------------

         Total other income (expense)                                               680,558            (6,585)
                                                                               ------------      ------------

Loss from continuing operations before income taxes                                (202,587)         (541,043)

Income tax benefit                                                                  (72,931)         (199,484)
                                                                               ------------      ------------

Loss from continuing operations                                                    (129,656)         (341,559)

Discontinued operations
      Gain from sales of discontinued operations, net of tax expense of
        $2,381,106                                                                4,233,078                --
      Income from discontinued operations, net of tax expense of
        $53,620 in 2001 and $199,485 in 2000                                         95,325           354,640
                                                                               ------------      ------------

Net Income                                                                     $  4,198,747      $     13,081
                                                                               ============      ============

Basic and diluted income (loss) per share
      Continuing operations                                                           (0.03)            (0.07)
      Discontinued operations                                                          0.92              0.07
                                                                               ------------      ------------
Net Income                                                                     $       0.89      $         --
                                                                               ============      ============

Weighted average common shares outstanding                                        4,718,405         4,643,323



   The accompanying notes are an integral part of these financial statements.

                                  AVIDYN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                         For The Three Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       ------------      ------------
Cash flows related to operating activities
   Net income                                                          $  4,198,747      $     13,081
      Adjustments to reconcile net loss
         to net cash provided by operations:
      Gain from sales of discontinued operations                         (4,233,078)              --
      Income from discontinued operations                                   (95,325)         (354,640)
      Depreciation and amortization                                          27,163            11,250
      Loss on disposal of assets                                             29,000                --
      Amortization of deferred gain on real estate transaction             (438,263)          (22,750)
      Deferred income taxes                                                 501,292          (360,000)
      Net changes in certain assets and liabilities
            Accounts receivable - trade                                    (296,901)         (106,916)
            Income tax refundable                                                --           300,093
            Prepaid expenses and other current assets                      (923,910)           96,454
            Accounts payable - trade                                        (21,721)          (87,517)
            Accrued expenses                                                454,423           (28,513)
                                                                       ------------      ------------

Net cash used in operating activities - continuing operations              (798,573)         (539,458)
                                                                       ------------      ------------

Cash flows related to investing activities
      Proceeds from sales of discontinued operations                     15,850,000                --
      Purchases of property and equipment                                  (288,302)          (53,127)
                                                                       ------------      ------------

Net cash used in investing activities                                    15,561,698           (53,127)
                                                                       ------------      ------------

Cash flows related to financing activities
      Repayment of loan to officer, including accrued interest              479,089            (7,216)
      Net borrowings (repayments) on revolving line of credit              (271,436)          169,999
      Proceeds from issuance of common stock                                 29,406           169,939
                                                                       ------------      ------------

Net cash provided by financing activities                                   237,059           332,722
                                                                       ------------      ------------

Net cash provided by (used in) continuing operations                     15,000,184          (259,863)
Net cash provided by (used in) discontinued operations                   (1,989,593)          259,863
                                                                       ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     13,010,591                --

Cash and cash equivalents at beginning of period                                 --                --
                                                                       ------------      ------------

Cash and cash equivalents at end of period                             $ 13,010,591      $         --
                                                                       ============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                          $      4,614      $     13,834
                                                                       ============      ============



   The accompanying notes are an integral part of these financial statements.

                          AVIDYN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001

                                   (UNAUDITED)

NOTE 1 - BACKGROUND AND ORGANIZATION

AVIDYN, Inc. (the "Company"), a Delaware corporation, is a holding company of healthcare information services companies. The Company's name was changed from MedicalControl, Inc. on January 26, 2001. At December 31, 2000, the Company was comprised of four operating subsidiaries: ppoONE, Inc. (formerly ppoONE.com, inc.), providing Application Service Provider ("ASP") eHealth solutions for preferred provider organizations ("PPO") and payers; ValueCHECK, Inc. ("ValueCHECK"), providing utilization review and case management for third party administrators ("TPA"), payers and PPOs; MedicalControl Network Solutions, Inc. ("MNS"), providing managed care services primarily through its PPO networks; and Diversified Group Administrators, Inc. ("DGA"), providing TPA services.

On October 26, 2000, the Company signed a definitive agreement to sell MNS for $13.5 million cash, and on November 14, 2000, the Company signed a definitive agreement to sell DGA for $2.5 million cash plus other consideration. The sale of DGA was completed on January 22, 2001, and the sale of MNS was completed on February 1, 2001. Accordingly, the operations of these sold companies are reflected in the accompanying financial statements as "Discontinued Operations" (see Note 3).

NOTE 2 - BASIS OF PRESENTATION

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The Company believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-KSB.

NOTE 3 - DISCONTINUED OPERATIONS

The Company sold DGA in January 2001 and MNS in February 2001. The accompanying financial statements have been restated to reflect the assets, liabilities and results of operations as well as the net gain from the sales of these companies as "discontinued operations."

Operating results for the three months ended March 31, 2001 and 2000 were as follows:

                                                2001           2000
                                             ----------     ----------
Revenues:
     MNS                                     $  717,389     $2,179,306
     DGA                                             --      1,343,439
                                             ----------     ----------
                                                717,389      3,522,745
Income before taxes                             148,945        554,125
Income tax expense                               53,620        199,485
                                             ----------     ----------
Income from discontinued operations          $   95,325     $  354,640

The net assets of MNS and DGA at December 31, 2000 were as follows:

Cash                                                           $  1,005,828
Accounts receivable, net                                          1,386,957
Prepaid expenses and other current assets                           459,272
Trade accounts payable                                           (1,082,018)
Other current liabilities                                          (637,928)
                                                               ------------
          Net current assets of discontinued operations        $  1,132,111
                                                               ============

Property and equipment                                         $  1,000,510
Other assets                                                      5,874,958
Long-term debt                                                     (182,578)
                                                               ------------
          Net noncurrent assets of discontinued operations     $  6,692,890
                                                               ============

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average dilutive shares outstanding during the period. There was no impact from dilutive common equivalent shares on continuing operations since a loss was reported for both periods.

In 2001, 1,177,500 common equivalent shares were excluded from the calculation of diluted earnings per share because the effect would have been anti-dilutive for the period presented.

NOTE 5 - LINE OF CREDIT

In November 2000, the Company entered into a line of credit agreement with a bank. The agreement provides for a maximum line of credit of $750,000. The initial proceeds of the line of credit were used to repay then existing indebtedness of the Company. Borrowings under the line of credit were repaid in full from a portion of the proceeds from the sale of DGA on January 22, 2001.

Direct borrowings bear interest at the prime rate plus 1% and are collateralized by accounts receivable. The line of credit expires in November 2001.

NOTE 6 - BUSINESS SEGMENT REPORTING

The Company evaluates the performance of its business units based on segment operating profit. Segment operating profit (loss) includes personnel, sales and marketing expenses and other operating expenses directly attributable to the segment and excludes certain expenses that are managed outside the segment. Costs excluded from the segment operating profit consist of corporate expenses, including income taxes, interest income and interest expense. Corporate expenses are comprised primarily of executive compensation and other general and administrative expenses that are separately managed. Corporate assets are not included in segment assets. Corporate assets consist primarily of cash and cash equivalents, receivables, property and equipment and deferred taxes.

Summary information by segment as of and for the periods ended March 31, 2001 and 2000, are as follows:

                                                       2001              2000
                                                   ------------      ------------
          ppoONE segment:
               Revenues                            $    731,794      $    356,999
               Operating expenses                     1,205,217           511,594
                                                   ------------      ------------
                    Operating loss                     (473,423)         (154,595)

               Depreciation                               9,208            12,172
               Segment assets                           843,816           365,379

          ValueCHECK segment:
               Revenues                            $    583,673      $    118,118
               Operating expenses                       487,179           182,301
                                                   ------------      ------------
                    Operating profit (loss)              96,494           (64,183)

               Depreciation                               5,023             1,453
               Segment assets                           755,351           134,600

A reconciliation of the Company's segment revenues and operating loss to the corresponding consolidated amounts for the periods ended March 31, 2001 and 2000, and of the segment assets to the corresponding consolidated amounts as of March 31, 2001 and December 31, 2000, are as follows:

                                                       2001              2000
                                                   ------------      ------------

          Segment revenues                         $  1,315,467      $    475,117
          Intercompany revenues                         (41,539)         (114,096)
                                                   ------------      ------------
               Consolidated revenues               $  1,273,928      $    361,021
                                                   ============      ============

          Segment operating loss                   $   (376,929)     $   (218,778)
          Corporate expenses, net                      (506,216)         (315,680)
                                                   ------------      ------------
               Consolidated operating loss         $   (883,145)     $   (534,458)
                                                   ============      ============

                                                 March 31, 2001   December 31, 2000
                                                 --------------   -----------------
          Segment assets                           $  1,599,167     $    956,344
          Corporate assets                           14,440,413        1,518,095
          Discontinued assets                                --        7,825,001
                                                   ------------     ------------
               Consolidated assets                 $ 16,039,580     $ 10,299,440
                                                   ============     ============

NOTE 7 - RELATED PARTY TRANSACTIONS

On March 27, 2001, the Company's Board of Directors granted its chairman and majority shareholder a bonus in the amount of $900,000 for services rendered in connection with the sales of MNS and DGA, conditioned upon his repaying the principal and interest on a loan made to him by the Company in 1994, reimbursing the Company for $150,000 of premiums paid on a life insurance policy to fund a deferred compensation agreement and upon the cancellation of the deferred compensation agreement.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE QUARTER (OR THREE MONTHS) ENDED MARCH 31, 2001, COMPARED TO THE QUARTER (OR THREE MONTHS) ENDED MARCH 31, 2000.

GENERAL

         On January 22, 2001, the Company completed the sale of DGA, its TPA subsidiary, and on February 1, 2001, it completed the sale of MNS, its PPO subsidiary. See Note 3 to Consolidated Financial Statements. Therefore, historical financial information for these two segments has been reported as discontinued operations in 2001 and 2000. Continuing operations consists of ppoONE and ValueCHECK.

(1)      RESULTS OF OPERATIONS

         Net revenues from continuing operations were up approximately $913,000 to $1,274,000 in the three months ended March 31, 2001 from $361,000 in the same period in 2000. Approximately $466,000 of the increase was in ValueCHECK, which commenced operations January 1, 1999, and steadily added customers over the past 27 months. ppoONE also signed new business during 2000, much of which will not result in recorded revenues until later in 2001, and increased its revenues approximately $375,000, which includes its intercompany revenues for services provided to the discontinued operations which were eliminated in consolidation. The intercompany revenues excluded from revenues from continuing operations were $42,000 and $114,000 for the three months ended March 31, 2001 and 2000, respectively.

         The Company reported a loss from continuing operations of $130,000 or $.03 per share for the 2001 quarter compared with a loss of $342,000, $.07 per share, in 2000. The increased loss at ppoONE from $155,000 to $473,000 in 2001 was the result of a decision by management in 2000 to accelerate spending on software development costs as well as marketing expenditures. ValueCHECK improved from an operating loss of $64,000 in the 2000 period to a profit of $96,000 in 2001. Corporate overhead expenses were up because of increased marketing and branding expenses, largely in connection with the name change to AVIDYN, increased salaries and wages, partly the result of certain severance payments made to individuals being terminated after the sales of the two subsidiaries and the accrual of a general allowance for doubtful accounts not yet allocated to business segments.

         The Company recorded an after-tax gain of $4,233,000, $.90 per share, from the sales of the discontinued operations. In addition, there was operating income from discontinued operations of $95,000, $.02 per share, for one month in the 2001 period compared with income of $355,000 or $.07 per share for the three months in 2000. Including the discontinued operations, net income for the 2001 period was $4,199,000, $.89 per share, versus net income of $13,000, less than one cent per share, in 2000.

         Salaries and wages increased approximately $681,000 in 2001 to $1,271,000 and other operating expenses increased $564,000 to $859,000 as the result of increased business in both ppoONE and ValueCHECK, the decision to accelerate the development of ppoONE's product offerings and marketing and sales efforts and the increased corporate expenses mentioned above.

         Investment income was up substantially in the 2001 period as the result of interest earned on the proceeds from the sales of DGA and MNS. Other income in the 2001 period consists of

         $433,000 of deferred gain on the sale of a real estate option which was recognized in connection with the sale of MNS and the related assumption by the buyer of a lease on 20,000 square feet (out of a total of 28,000 square feet) in the building which was the real estate covered by the option and the refund of $150,000 of life insurance premiums previously paid by the Company (see Note 7 on page 9), reduced by $29,000 in net write-offs of certain fixed assets.

(2)      LIQUIDITY AND CAPITAL REQUIREMENTS

         The Company had net working capital of approximately $12,074,000 at March 31, 2001, compared with $960,000 at December 31, 2000. Cash and cash equivalents were $13,000,000 at March 31, 2001, whereas, at December 31, 2000, all cash was in the discontinued operations. Cash used in operations during the first quarter of 2001 was approximately $799,000 compared with $539,000 during the same period in 2000. The rate of cash to be used in operating activities going forward is expected to decline as ppoONE begins realizing revenue from customers who have signed contracts but are not yet fully implemented, from increased profitability at ValueCHECK as it continues to add new business and from increased investment income and reduced interest expense as the result of the cash received from the sales of DGA and MNS in the first quarter of 2001.

         Capital expenditures for the purchase of tangible property and equipment were approximately $288,000 for the three months ended March 31, 2001. These expenditures were primarily for furniture and fixtures located in the premises occupied by MNS, which are being leased to MNS, and data processing equipment and peripherals for ppoONE.

         Management believes that cash flows from operations, cash on hand and invested and the borrowing capacity under the Company's line of credit will be sufficient to fund liquidity needs and capital requirements for the fiscal year 2001 and thereafter for the foreseeable future. The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

     None

     ITEM 2 - CHANGES IN SECURITIES

     None

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Special Meeting of Stockholders held January 23, 2001, the Company's Stockholders approved the following matters:

                                                                                     For         Against        Abstain
                                                                                     ---         -------        -------
     1.   Sale of the Company's preferred provider organization to Beyond         3,601,649       15,119           650
          Benefits, Inc. n/k/a ppoNEXT, Inc., pursuant to the Stock Purchase
          Agreement dated as of October 18, 2000, between the Company,
          MedicalControl Holdings, Inc. n/k/a AVIDYN Holdings, Inc.,
          MedicalControl Network Solutions, Inc. and Beyond Benefits, Inc.

     2.   Sale of the Company's third party administration business to            3,601,649       15,119           650
          HealthASPex, Inc., pursuant to the Stock Purchase Agreement dated as of November 14, 2000, between the MedicalControl Holdings, Inc. n/k/a
          AVIDYN Holdings, Inc., Diversified Group Administrators, Inc.,
          Diversified Group Insurance Agency of PA, Inc. and HealthASPex, Inc.

     3.   Amendment to the Company's Certificate of Incorporation to change the   3,574,249       41,400         1,769
          Company's name to AVIDYN, Inc.

     ITEM 5 - OTHER INFORMATION

     None

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Number                         Exhibit Description

     None

     (b)  Reports on Form 8-K

     The Company filed a current report on Form 8-K on February 6, 2001 to report the closing of the sales of its preferred provider organization and third party administration business.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  AVIDYN, INC.



May 15, 2001                                      /s/ Joseph A. Hensley
                                                  -----------------------------
                                                  Joseph A. Hensley
                                                  President



                                                  /s/ Bob E. Buddendorf
                                                  -----------------------------
                                                  Bob E. Buddendorf
                                                  Senior Vice President and
                                                  Chief Financial Officer