Form 10QSB
period 2001-06-30
AVIDYN INC
filed 2001-08-14
CIK 897546

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

                      For the quarterly period ended June 30, 2001


               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT -------------- OF 1934

                      For the transition period from ___________ to ___________


--------------------------------------------------------------------------------



                         Commission File Number: 1-11922
                                                 -------

                                  AVIDYN, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        75-2297429
----------------------------                        ----------------
  (State of incorporation)                            (IRS Employer ID Number)

              16980 Dallas Parkway, Suite 120, Dallas, Texas 75248
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 447-6447
                                 --------------
                           (Issuer's telephone number)



--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     YES  X    NO
                                                                  ----    ----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock 4,721,192 as of August 13, 2001.

Transitional Small Business Disclosure Format (Check one):    YES       NO X
                                                                  ----    ---
--------------------------------------------------------------------------------

                                  AVIDYN, INC.

                 Form 10-QSB for the Quarter ended June 30, 2001

                                Table of Contents


                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

    Item 1 Consolidated Financial Statements                             3

    Item 2 Management's Discussion and Analysis or Plan of Operation     9

PART II - OTHER INFORMATION                                             11

                                  AVIDYN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                                  June 30,     December 31,
                               ASSETS                                                               2001           2000
                               ------                                                           -------------  -------------
CURRENT ASSETS
      Cash and cash equivalents                                                                  $10,438,074     $        -
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $63,000 and  $23,000
            at June 30, 2001 and  December 31, 2000, respectively                                    681,920        560,051
      Prepaid expenses and other current assets                                                      700,943        290,305
      Net current assets of discontinued operations                                                        -      1,132,111
      Deferred income taxes                                                                          160,671        187,946
                                                                                                -------------  -------------
         Total current assets                                                                     11,981,608      2,170,413

NOTE RECEIVABLE - OFFICER, including accrued interest                                                      -        479,089
PROPERTY AND EQUIPMENT, NET                                                                        1,169,694        445,341
NONCURRENT RECEIVABLES                                                                               218,175        144,670
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                                                           -      6,692,890
DEFERRED TAXES                                                                                             -        367,037
                                                                                                -------------  -------------

      TOTAL ASSETS                                                                               $13,369,477    $10,299,440
                                                                                                =============  =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
CURRENT LIABILITIES
      Accounts payable - trade                                                                     $ 328,301      $ 328,694
      Accrued liabilities                                                                            582,806        610,621
      Income taxes payable                                                                            91,145              -
      Borrowings under bank line of credit                                                                 -        271,436
                                                                                                -------------  -------------
         Total current liabilities                                                                 1,002,252      1,210,751

DEFERRED GAIN ON SALE OF REAL ESTATE OPTION                                                          162,563        607,417
DEFERRED INCOME TAXES                                                                                106,980              -
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                                                -              -
      Common stock - $.01 par; 8,000,000 shares
         authorized, 4,721,192 and 4,712,492 issued
         in 2001 and 2000, respectively                                                               47,212         47,125
      Additional paid-in capital                                                                   8,692,021      8,662,702
      Retained earnings (deficit)                                                                  3,364,224       (228,555)
                                                                                                -------------  -------------
                                                                                                  12,103,457      8,481,272

      Less:  Treasury stock (1,100 shares at June 30, 2001)                                           (5,775)             -
                                                                                                -------------  -------------
         Total stockholders' equity                                                               12,097,682      8,481,272
                                                                                                -------------  -------------

         TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                                             $13,369,477    $10,299,440
                                                                                                =============  =============




   The accompanying notes are an integral part of these financial statements.

                                  AVIDYN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                   For the Three Months Ended    For The Six Months Ended
                                                                             June 30,                      June 30,
                                                                   ---------------------------  ----------------------------
                                                                      2001           2000           2001           2000
                                                                   ------------  -------------  -------------  -------------

REVENUES                                                           $ 1,446,359    $   462,082    $ 2,720,287    $   816,492
                                                                   ------------  -------------  -------------  -------------

OPERATING EXPENSES
      Salaries and wages                                             1,484,544        792,409      2,772,539      1,382,340
      Other operating expenses                                       1,009,035        203,246      1,850,951        484,348
      Depreciation and amortization                                     45,368         12,834         72,530         24,084
                                                                   ------------  -------------  -------------  -------------

         Total operating expenses                                    2,538,947      1,008,489      4,696,020      1,890,772
                                                                   ------------  -------------  -------------  -------------

LOSS FROM OPERATIONS                                                (1,092,588)      (546,407)    (1,975,733)    (1,074,280)
                                                                   ------------  -------------  -------------  -------------

OTHER INCOME (EXPENSE)
      Interest expense                                                  (2,104)        (8,818)        (6,718)       (22,652)
      Investment income                                                123,793          7,665        250,657         14,914
      Other income                                                      14,071              -        572,379              -
                                                                   ------------  -------------  -------------  -------------

         Total other (expense) income                                  135,760         (1,153)       816,318         (7,738)
                                                                   ------------  -------------  -------------  -------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                   (956,828)      (547,560)    (1,159,415)    (1,082,018)

Income tax benefit                                                    (344,458)      (247,703)      (417,389)      (440,602)
                                                                   ------------  -------------  -------------  -------------

LOSS FROM CONTINUING OPERATIONS                                       (612,370)      (299,857)      (742,026)      (641,416)

Discontinued operations
      Gain from sales of discontinued operations, net
        of tax expense of $3,600 and $2,384,706 in 2001,
        respectively                                                     6,400              -      4,239,478              -
      Income  from discontinued operations, net of tax
        expense of $53,620  in 2001; $247,262 and $446,747
        in 2000, respectively                                                -        302,209         95,325        656,849
                                                                   ------------  -------------  -------------  -------------

NET INCOME (LOSS)                                                  $  (605,970)   $     2,352    $ 3,592,777    $    15,433
                                                                   ============  =============  =============  =============

Basic and diluted income (loss) per share
      Continuing operations                                              (0.13)         (0.06)         (0.16)         (0.14)
      Discontinued operations                                             0.00           0.06           0.92           0.14
                                                                   ------------  -------------  -------------  -------------
Net Income (loss) per share                                        $     (0.13)   $      0.00    $      0.76    $      0.00
                                                                   ============  =============  =============  =============


Weighted average common shares outstanding                           4,721,192      4,676,540      4,719,798      4,659,932



   The accompanying notes are an integral part of these financial statements.

                                  AVIDYN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                 For The Six Months Ended
                                                                                                          June 30,
                                                                                                ----------------------------
                                                                                                    2001           2000
                                                                                                -------------  -------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
  Net income                                                                                     $ 3,592,777       $ 15,433
    Adjustments to reconcile net income
    to net cash provided by operations:
      Gain from sales of discontinued operations                                                  (4,239,478)             -
      Income from discontinued operations                                                            (95,325)      (656,849)
      Depreciation and amortization                                                                   72,530         27,040
      Loss on disposal of assets                                                                      29,000              -
      Amortization of deferred gain on real estate transaction                                      (444,854)       (72,500)
      Deferred income taxes                                                                          501,292       (358,407)
      Net changes in certain assets and liabilities
            Accounts receivable - trade                                                             (121,868)      (567,930)
            Income tax refundable                                                                          -        300,093
            Prepaid expenses and other current assets                                               (484,144)       175,609
            Accounts payable - trade                                                                    (393)       (99,751)
            Accrued expenses                                                                         (27,815)        72,600
                                                                                                -------------  -------------

Net cash used in operating activities                                                             (1,218,278)    (1,164,662)
                                                                                                -------------  -------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
      Proceeds from sales of discontinued operations                                              16,355,504              -
      Purchases of property and equipment                                                           (825,883)       (77,886)
                                                                                                -------------  -------------

Net cash provided by (used in) investing activities                                               15,529,621        (77,886)
                                                                                                -------------  -------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
      Repayment of loan to officer, including accrued interest                                       479,089        (14,880)
      Net borrowings (repayments) on revolving line of credit                                       (271,436)       240,268
      Acquisition of treasury stock                                                                   (5,775)             -
      Proceeds from issuance of common stock                                                          29,406        298,189
                                                                                                -------------  -------------

Net cash provided by financing activities                                                            231,284        523,577
                                                                                                -------------  -------------

Net cash provided by (used in) continuing operations                                              14,542,627       (718,971)
Net cash provided by (used in) discontinued operations                                            (4,104,553)       994,195

                                                                                                -------------  -------------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                        10,438,074        275,224

Cash and cash equivalents at beginning of period                                                           -              -
                                                                                                -------------  -------------

Cash and cash equivalents at end of period                                                       $10,438,074      $ 275,224
                                                                                                =============  =============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                                    $     6,115    $    39,593
                                                                                                =============  =============


   The accompanying notes are an integral part of these financial statements.

                          AVIDYN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

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

Operating results for the three and six months ended June 30, 2001 and 2000 were as follows:

                                                                 For the Three   For the Three  For the Six   For the Six
                                                                 Months Ended    Months Ended   Months Ended  Months Ended
                                                                   June 30,        June 30,       June 30,      June 30,
                                                                    2001            2000           2001          2000
                                                                    ----            ----           ----          ----

  Revenues:
       MNS                                                       $           -    $2,230,419     $  717,389    $4,409,725
       DGA                                                                   -     1,261,616              -     2,605,055
                                                                                  ----------     ----------    ----------

                                                                             -     3,492,035        717,389     7,014,780

       Income before taxes                                                   -       549,471        148,945     1,103,596

       Income tax expense                                                    -       247,262         53,620       446,747
                                                                 -------------    ----------     ----------    ----------

       Income from discontinued
         operations                                              $           -    $  302,209     $   95,325    $  656,849



     The net assets of MNS and DGA at December 31, 2000 were as follows:

     Cash                                                                                          $1,005,828
     Accounts receivable, net                                                                       1,386,957
     Prepaid expenses and other current assets                                                        459,272
     Trade accounts payable                                                                        (1,082,018)
     Other current liabilities                                                                       (637,928)
                                                                                                   -----------
          Net current assets of discontinued operations                                            $1,132,111
                                                                                                   ===========
     Property and equipment                                                                        $1,000,510
     Other assets                                                                                   5,874,958
     Long-term debt                                                                                  (182,578)
                                                                                                   -----------
          Net noncurrent assets of discontinued operations                                         $6,692,890
                                                                                                   ===========

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average dilutive shares outstanding during the period. There was no impact from dilutive common equivalent shares on continuing operations since a loss was reported for all periods.

In 2001, 1,175,000 and 635,500 stock options were excluded from the calculation of diluted earnings per share for the three and six month periods because the effect would have been anti-dilutive for such periods.

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

Corporate assets consist primarily of cash and cash equivalents, receivables, property and equipment and deferred taxes.

Summary information by segment as of and for three and six month periods ended June 30, 2001 and 2000, are as follows:

                                            For the Three Months Ended June 30,    For the Six Months Ended June 30,
                                                  2001                2000              2001              2000
                                                  ----                ----              ----              ----
ppoONE Segment:
     Revenues                                 $  780,912           $ 449,282        $ 1,512,706       $   806,281
     Operating expenses                        1,308,764             655,771          2,513,981         1,167,365
                                              ----------           ---------        -----------       -----------
      Operating loss                            (527,852)           (206,489)        (1,001,275)         (361,084)

     Depreciation                                 19,364              11,912             28,572            24,084
     Segment assets                            1,194,204             737,396          1,194,204           737,396

ValueCHECK Segment:
     Revenues                                 $  665,447           $ 158,566        $ 1,249,120       $   276,685
     Operating expenses                          616,059             181,405          1,103,238           363,707
                                              ----------           ---------        -----------       -----------
      Operating profit (loss)                     49,388             (22,839)           145,882           (87,022)

     Depreciation                                  9,202               1,502             14,225             2,955
     Segment assets                              697,540             194,710            697,540           194,710

A reconciliation of the Company's segment revenues and operating profit (loss) to the corresponding consolidated amounts for the three and six month periods ended June 30, 2001 and 2000, and of the segment assets to the corresponding consolidated amounts as of June 30, 2001 and December 31, 2000, are as follows:

                                          For the Three Months Ended June 30,         For the Six Months Ended June 30,
                                            2001                     2000               2001                    2000
                                            ----                     ----               ----                    ----
Segment revenues                         $ 1,446,359              $   607,848         $ 2,761,826           $ 1,082,966
Intercompany revenues                              -                 (145,766)            (41,539)             (266,474)
                                         ------------             ------------        ------------          ------------
  Consolidated revenues                  $ 1,446,359              $   462,082         $ 2,720,287           $   816,492
                                         ============             ============        ============          ============
Segment operating loss                   $  (478,464)             $  (229,328)        $  (855,393)          $  (448,106)
Corporate expenses, net                     (614,124)                (317,079)         (1,120,340)             (626,174)
                                         ------------             ------------        ------------          ------------
  Consolidated operating loss            $(1,092,588)             $  (546,407)        $(1,975,733)          $(1,074,280)
                                         ============             ============        ============          ============

                                        June 30, 2001          December 31, 2000
                                        -------------          -----------------
Segment assets                           $ 1,891,744              $   956,344
Corporate assets                          11,477,733                1,518,095
Discontinued assets                                -                7,825,001
                                         -----------              -----------
Consolidated assets                      $13,369,477              $10,299,440
                                         ============             ============


PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000.

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

(1)     RESULTS OF OPERATIONS

        Revenues from continuing operations for three and six months ended June 30, 2001 increased $984,000 and $1,904,000 over the comparable periods in 2000. ValueCHECK revenues increased $507,000 for the three month and $972,000 for the six month period due to the continued expansion of the customer base. The ppoONE increase in revenues of $332,000 and $706,000, respectively, was also from new business. The ppoONE revenue increase for the six months ended June 30, 2001 also included approximately $42,000 in intercompany revenues for services provided to the discontinued operations. These revenues are eliminated in consolidation. There were no intercompany revenues in the quarter ended June 30, 2001.

        The Company reported a loss from continuing operations of $612,000 or $0.13 per share for the quarter and a $742,000 loss, or $0.16 per share for the six months ended June 30, 2001. This compares to losses from continuing operations in the comparable periods of 2000 of $300,000, or $0.06 per share and $641,000, or $0.14 per share, respectively. The ppoONE loss of $528,000 was $321,000 greater than the same quarter in the prior year, but comparable to the first quarter of 2001 and reflects management decisions in 2000 to accelerate spending on software development costs as well as marketing expenditures. ValueCHECK had income from continuing operations in the second quarter of $49,000 and $146,000 for the six months in 2001 verses losses of $23,000 and $87,000 in the comparable periods of 2000. The ValueCHECK income declined slightly in the second quarter due to the cost of expanding operations for the new business. Corporate overhead expenses increased in the second quarter and the six months in 2001 over comparable periods in 2000 and over the first quarter of 2001 due to increased marketing and branding expenses, largely in connection with the name change to AVIDYN, moving the corporate headquarters in order to consolidate operations, and increased salaries and wages, partly as the result of severance payments made to individuals being terminated after the sales of the two subsidiaries and new technical personnel hired for the expanding ppoONE and ValueCHECK operations.

        The Company recorded an after-tax gain of $4,239,000, $0.92 per share, from the sales of the discontinued operations, all but $6,400 of gain was recorded in the first quarter of 2001. In addition, there was operating income from discontinued operations of $95,000, $0.02 per share, for one month in the 2001 period compared with income of $657,000 or $0.14 per share for the six months in 2000. Including the discontinued operations, net loss for the three months ended was $606,000, or $0.13 per share and net income of $3,592,777, or $0.76 per share for the six months ended June 30, 2001. Net income in the comparable periods in 2000 was $2,000 and $15,000 and earnings per share were less than one cent.

        Salaries and wages increased $692,000 in the three months and $1,391,000 in the six months ended June 30, 2001 over the comparable periods in 2000. Other operating expenses increased $786,000 in the three months and $1,347,000 in the six months ended June 30, 2001 over the comparable periods in 2000. These increases reflect the new business in both ppoONE and ValueCHECK, the acceleration of the development of ppoONE's product offerings and related marketing and sale efforts and the additional corporate expenses discussed above.

        Investment income was up substantially in the 2001 period as the result of interest earned on the proceeds from the sales of DGA and MNS. Other income in the six months ended June 30, 2001 consists of $433,000 of deferred gain on the sale of a real estate option which was recognized in connection with the sale of MNS and the related assumption by the buyer of a lease on 20,000 square feet (out of a total of 28,000 square feet) in the building which was the real estate covered by the option and the refund of $150,000 of life insurance premiums previously paid by the Company.

(2)     LIQUIDITY AND CAPITAL REQUIREMENTS

        The Company had net working capital of approximately $10,979,000 at June 30, 2001, compared with $960,000 at December 31, 2000. Cash and cash equivalents were $10,438,000 at June 30, 2001, whereas, at December 31, 2000, all cash was in the discontinued operations. Cash used in operations during the six months ended June 30, 2001 was approximately $1,218,000 compared with $1,165,000 during the same period in 2000. The rate of cash to be used in operating activities going forward is expected to decline as ppoONE begins realizing revenue from customers who have signed contracts but are not yet fully implemented, from increased profitability at ValueCHECK as it continues to add new business and from increased investment income and reduced interest expense as the result of the cash received from the sales of DGA and MNS in the first quarter of 2001.

        Capital expenditures for the purchase of tangible property and equipment were approximately $826,000 for the six months ended June 30, 2001. These expenditures were primarily for furniture and fixtures and leasehold improvements related to the consolidation and relocation of the corporate offices at the ppoONE location; furniture and fixtures located in the premises occupied by MNS, which are being leased to MNS, and data processing equipment and peripherals for ppoONE.

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

    None

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    None

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Submissions of matters through the solicitation of proxies were provided to stockholders during the six month period ended June 30, 2001. These matters were voted on May 8, 2001 at the annual meeting of shareholders. The annual meeting involved the election of directors. The following individuals were elected as directors of the Company:

       NAME                     POSITION                           FOR         WITHHELD
       ----                     --------                           ---         --------

    John Ward Hunt             Chairman of the Board             4,611,667      27,475

    William L. Amos, M.D.      Director                          4,626,767      12,375

    Frank M. Burke, Jr.        Director                          4,630,767       8,375

    David Samuel Coats         Director                          4,630,767       8,375

    ITEM 5 - OTHER INFORMATION

    None

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits

    Number              Exhibit Description
    ------              -------------------

    10.1 First Amendment to Employment Agreement dated May 8, 2001 by and between AVIDYN, Inc. and Joseph A. Hensley.

    10.2 Letter Agreement, dated June 18, 2001, by and among AVIDYN, Inc., Tatum CFO Partners, LLP and Randall D. Kurtz.

    (b)     Reports on Form 8-K

    None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           AVIDYN, Inc.



August 13, 2001                            /s/ Joseph A. Hensley
                                           -----------------------------------
                                           Joseph A. Hensley
                                           President



                                           /s/ Randall D. Kurtz
                                           -----------------------------------
                                           Randall D. Kurtz
                                           Chief Financial Officer

                                  EXHIBIT INDEX




    Number              Exhibit Description
    ------              -------------------

    10.1 First Amendment to Employment Agreement dated May 8, 2001 by and between AVIDYN, Inc. and Joseph A. Hensley.

    10.2 Letter Agreement, dated June 18, 2001, by and among AVIDYN, Inc., Tatum CFO Partners, LLP and Randall D. Kurtz.