Form 10QSB
period 2001-09-30
AVIDYN INC
filed 2001-11-14
CIK 897546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(Mark one)

     XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   ------     EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock 3,620,092 as of November 8, 2001.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

                                  AVIDYN, INC.

              Form 10-QSB for the Quarter ended September 30, 2001

                                Table of Contents


                                                                      Page
                                                                      ----
PART I - FINANCIAL INFORMATION

     Item 1    Consolidated Financial Statements                       3

     Item 2    Management's Discussion and Analysis                   10

PART II - OTHER INFORMATION                                           13

                                  AVIDYN, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)



                                                                    September 30,      December 31,
                                                                       2001                2000
                                                                    ------------       ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $  9,528,141       $         --
  Accounts receivable - trade, net of allowance
    for doubtful accounts of $57,000 and $23,000
    at September 30, 2001 and  December 31, 2000, respectively           783,077            560,051
  Prepaid expenses and other current assets                              626,336            290,305
  Net current assets of discontinued operations                               --          1,132,111
  Deferred income taxes                                                  390,480            187,946
                                                                    ------------       ------------
    Total current assets                                              11,328,034          2,170,413

NOTE RECEIVABLE - OFFICER, including accrued interest                         --            479,089
PROPERTY AND EQUIPMENT, NET                                            1,191,800            445,341
NONCURRENT RECEIVABLES                                                        --            144,670
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                              --          6,692,890
DEFERRED TAXES                                                                --            367,037
                                                                    ------------       ------------
    TOTAL ASSETS                                                    $ 12,519,834       $ 10,299,440
                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - trade                                          $    173,103       $    328,694
  Accrued liabilities                                                    555,345            610,621
  Borrowings under bank line of credit                                        --            271,436
                                                                    ------------       ------------
    Total current liabilities                                            728,448          1,210,751

DEFERRED GAIN ON SALE OF REAL ESTATE OPTION                              155,973            607,417
DEFERRED INCOME TAXES                                                    106,980                 --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock - $.10 par; 4,000,000
    shares authorized, no shares issued or outstanding                        --                 --
  Common stock - $.01 par; 8,000,000 shares
    authorized, 4,721,192 and 4,712,492 issued
    in 2001 and 2000, respectively                                        47,212             47,125
  Additional paid-in capital                                           8,692,021          8,662,702
  Retained earnings (deficit)                                          2,794,975           (228,555)
                                                                    ------------       ------------
                                                                      11,534,208          8,481,272
  Less:  Treasury stock (1,100 shares at September 30, 2001)              (5,775)                --
                                                                    ------------       ------------
    Total stockholders' equity                                        11,528,433          8,481,272
                                                                    ------------       ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 12,519,834       $ 10,299,440
                                                                    ============       ============


   The accompanying notes are an integral part of these financial statements.

                                  AVIDYN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            For the Three Months Ended             For The Nine Months Ended
                                                                   September 30,                         September 30,
                                                          ------------------------------        ------------------------------
                                                             2001               2000               2001                2000
                                                          -----------        -----------        -----------        -----------
REVENUES                                                  $ 1,509,285        $   627,709        $ 4,229,572        $ 1,444,201
                                                          -----------        -----------        -----------        -----------
OPERATING EXPENSES
  Salaries and wages                                        1,523,240            865,587          4,295,779          2,247,927
  Other operating expenses                                    923,493            371,044          2,774,442            855,392
  Depreciation and amortization                                60,466             13,915            132,996             37,999
                                                          -----------        -----------        -----------        -----------
    Total operating expenses                                2,507,199          1,250,546          7,203,217          3,141,318
                                                          -----------        -----------        -----------        -----------
LOSS FROM OPERATIONS                                         (997,914)          (622,837)        (2,973,645)        (1,697,117)
                                                          -----------        -----------        -----------        -----------
OTHER INCOME (EXPENSE)
  Interest expense                                             (1,214)            (5,703)            (7,932)           (28,355)
  Investment income                                            95,565              7,939            346,222             22,853
  Other income                                                 14,111                 --            586,490                 --
                                                          -----------        -----------        -----------        -----------
    Total other income (expense)                              108,462              2,236            924,780             (5,502)
                                                          -----------        -----------        -----------        -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          (889,452)          (620,601)        (2,048,865)        (1,702,619)

Income tax benefit                                           (320,203)          (348,105)          (737,592)          (788,710)
                                                          -----------        -----------        -----------        -----------
LOSS FROM CONTINUING OPERATIONS                              (569,249)          (272,496)        (1,311,273)          (913,909)

Discontinued operations
  Gain from sales of discontinued operations,
    net of tax expense of $2,384,706 in 2001                       --                 --          4,239,478                 --
  Income from discontinued operations, net of
    tax expense of $53,620 in 2001; $229,255
    and $676,002 in 2000, respectively                             --            280,201             95,325            937,050
                                                          -----------        -----------        -----------        -----------
NET INCOME (LOSS)                                         $  (569,249)       $     7,705        $ 3,023,530        $    23,141
                                                          ===========        ===========        ===========        ===========
Basic and diluted income (loss) per share
  Continuing operations                                         (0.12)             (0.06)             (0.28)             (0.20)
  Discontinued operations                                          --               0.06               0.92               0.20
                                                          -----------        -----------        -----------        -----------
Net income (loss) per share                               $     (0.12)       $      0.00        $      0.64        $      0.00
                                                          ===========        ===========        ===========        ===========

Weighted average common shares outstanding                  4,721,192          4,676,540          4,720,266          4,659,932



   The accompanying notes are an integral part of these financial statements.

                                  AVIDYN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                For The Nine Months Ended
                                                                                    September 30,
                                                                           --------------------------------
                                                                               2001               2000
                                                                           ------------        ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income                                                              $  3,023,530        $     23,141
      Adjustments to reconcile net income
         to net cash provided by operations:
            Gain from sales of discontinued operations                       (4,239,478)                 --
            Income from discontinued operations                                 (95,325)           (937,050)
            Depreciation and amortization                                       132,996              37,999
            Loss on disposal of assets                                           29,000                  --
            Amortization of deferred gain on real estate transaction           (451,444)            (68,252)
            Deferred income taxes                                               271,483            (354,489)
            Net changes in operating assets and liabilities
                  Accounts receivable - trade                                  (223,026)           (388,247)
                  Income tax refundable                                              --             300,093
                  Prepaid expenses and other current assets                    (191,361)            159,290
                  Accounts payable - trade                                     (155,591)             (3,703)
                  Accrued expenses                                              (55,276)           (152,066)
                                                                           ------------        ------------

Net cash used in operating activities - continuing operations                (1,954,492)         (1,383,284)
                                                                           ------------        ------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
            Proceeds from sales of discontinued operations                   16,355,504                  --
            Purchases of property and equipment                                (908,455)           (108,676)
                                                                           ------------        ------------

Net cash provided by (used in) investing activities                          15,447,049            (108,676)
                                                                           ------------        ------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
            Repayment of loan to officer, including accrued interest            479,089             (22,820)
            Net borrowings (repayments) on revolving line of credit            (271,436)            159,997
            Acquisition of treasury stock                                        (5,775)                 --
            Proceeds from issuance of common stock                               29,406             331,939
                                                                           ------------        ------------

Net cash provided by financing activities                                       231,284             469,116
                                                                           ------------        ------------

Net cash provided by (used in) continuing operations                         13,723,841          (1,022,844)
Net cash provided by (used in) discontinued operations                       (4,195,700)          1,283,223
                                                                           ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                     9,528,141             260,379

Cash and cash equivalents at beginning of period                                     --                  --
                                                                           ------------        ------------

Cash and cash equivalents at end of period                                 $  9,528,141        $    260,379
                                                                           ============        ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                              $      7,932        $     55,616
                                                                           ============        ============


   The accompanying notes are an integral part of these financial statements.

                          AVIDYN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

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

Operating results for the three and nine months ended September 30, 2001 and 2000 were as follows:


                                                  For the Three Months Ended           For the Nine Months Ended
                                                          September 30,                        September 30,
                                               --------------------------------       -----------------------------
                                                    2001                2000              2001              2000
                                               --------------       -----------       -----------       -----------
Revenues:
     MNS                                       $           --       $ 2,116,333       $   717,389       $ 6,526,058
     DGA                                                   --         1,285,311                --         3,890,366
                                               --------------       -----------       -----------       -----------
                                                           --         3,401,644           717,389        10,416,424
                                               ==============       ===========       ===========       ===========

     Income before taxes                                   --           509,456           148,945         1,613,052
     Income tax expense                                    --           229,255            53,620           676,002
                                               --------------       -----------       -----------       -----------
     Income from discontinued operations       $           --       $   280,201       $    95,325       $   937,050
                                               ==============       ===========       ===========       ===========


The net assets of MNS and DGA at December 31, 2000 were as follows:

     Cash                                                                $ 1,005,828
     Accounts receivable, net                                              1,386,957
     Prepaid expenses and other current assets                               459,272
     Trade accounts payable                                               (1,082,018)
     Other current liabilities                                              (637,928)
                                                                         -----------
          Net current assets of discontinued operations                  $ 1,132,111
                                                                         ===========

     Property and equipment                                              $ 1,000,510
     Other assets                                                          5,874,958
     Long-term debt                                                         (182,578)
                                                                         -----------
          Net noncurrent assets of discontinued operations               $ 6,692,890
                                                                         ===========

NOTE 4 - EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average dilutive shares outstanding during the period. There was no impact from dilutive shares since a loss from continuing operations was reported for all periods.

NOTE 5 - COMMON STOCK BUYBACK

On October 15, 2001, the Company purchased 106,960 shares of its common stock from The Answer Partnership, Ltd. and 993,040 shares of its common stock from The Essential Endowment Trust for $3.60 per share. These shares were beneficially owned by J. Ward Hunt ("Hunt"), the Company's majority shareholder and Chairman of the Board. Under the Agreement, a cash payment of $2,500,000 was made on October 15, 2001 and the remaining payment of $1,460,000 plus $3,184 of interest was made on November 5, 2001. As a condition of closing, Hunt agreed to reduce his salary to be commensurate with the President of the Company and to cancel an option agreement entitling Hunt to purchase 500,000 shares of the Company's common stock for $8.75 per share. The Company paid Hunt $5,000 for the cancellation of the option agreement. The Company retired the 1,100,000 shares of its common stock purchased from the Partnership and the Trust as well as 1,100 shares of its common stock held in treasury.

NOTE 6 - ASSET PURCHASE

On October 1, 2001, the Company through its wholly-owned subsidiary, ValueCHECK, Inc. purchased certain assets, primarily utilization review and case management contracts, from Medical Review, LLC dba PROMED. The Company paid cash of $508,000 at closing and is obligated to pay up to $127,000 a year later if certain revenue levels are maintained. The Company will record the purchase under the newly issued accounting standards for Business Combinations (Financial Accounting Standards Board Statement No. 141) and for Goodwill and Intangible Assets (Financial Accounting Standards Board Statement No. 142). The Company is in process of valuing certain intangible assets; consequently the allocation of the purchase price is not yet completed.

NOTE 7 - BUSINESS SEGMENT REPORTING

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

Summary information by segment as of and for three and nine month periods ended September 30, 2001 and 2000, are as follows:

                                    For the Three Months Ended             For the Nine Months Ended
                                           September 30,                          September 30,
                                   ------------------------------        ------------------------------
                                       2001               2000                2001               2000
                                   -----------        -----------        -----------        -----------
ppoONE Segment:
     Revenues                      $   763,293        $   479,052        $ 2,276,000        $ 1,285,333
     Operating expenses              1,300,728            714,700          3,814,709          1,882,066
                                   -----------        -----------        -----------        -----------
     Operating loss                   (537,435)          (235,648)        (1,538,709)          (596,733)

     Depreciation                       25,861             11,826             54,433             35,910
     Segment assets                  1,029,876            472,130          1,029,876            472,130

ValueCHECK Segment:
     Revenues                      $   745,992        $   279,857        $ 1,995,111        $   556,542
     Operating expenses                702,968            243,408          1,806,204            607,115
                                   -----------        -----------        -----------        -----------
     Operating profit (loss)            43,024             36,449            188,907            (50,573)

     Depreciation                       10,609              2,090             24,834              5,045
     Segment assets                    689,851            313,468            689,851            313,468

A reconciliation of the Company's segment revenues and operating profit (loss) to the corresponding consolidated amounts for the three and nine month periods ended September 30, 2001 and 2000, and of the segment assets to the corresponding consolidated amounts as of September 30, 2001 and December 31, 2000, are as follows:

                                        For the Three Months                  For the Nine Months
                                         Ended September 30,                  Ended September 30,
                                    ------------------------------        ------------------------------
                                       2001                2000              2001                2000
                                    -----------        -----------        -----------        -----------
Segment revenues                    $ 1,509,285        $   758,909        $ 4,271,111        $ 1,841,875
Intercompany revenues                        --           (131,200)           (41,539)          (397,674)
                                    -----------        -----------        -----------        -----------
  Consolidated revenues             $ 1,509,285        $   627,709        $ 4,229,572        $ 1,444,201
                                    ===========        ===========        ===========        ===========

Segment operating loss              $  (494,411)       $  (199,199)       $(1,349,802)       $  (647,306)
Corporate expenses, net                (503,503)          (423,638)        (1,623,843)        (1,049,811)
                                    -----------        -----------        -----------        -----------
  Consolidated operating loss       $  (997,914)       $  (622,837)       $(2,973,645)       $(1,697,117)
                                    ===========        ===========        ===========        ===========


                                September 30, 2001           December 31, 2000
                                ------------------           -----------------
Segment assets                      $ 1,719,727                 $   956,344
Corporate assets                     10,800,108                   1,518,095
Discontinued assets                          --                   7,825,001
                                    -----------                 -----------
Consolidated assets                 $12,519,835                 $10,299,440
                                    ===========                 ===========

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS

THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

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

(1)     RESULTS OF OPERATIONS

        Revenues from continuing operations for three and nine months ended September 30, 2001 increased $882,000 and $2,785,000 over the comparable periods in 2000. ValueCHECK revenues increased $466,000 for the three month and $1,439,000 for the nine-month period due to the continued expansion of the customer base. The ppoONE increase in revenues of $284,000 and $991,000, respectively, was also from new business. The ppoONE revenue increase for the nine months ended September 30, 2001 also included approximately $42,000 in intercompany revenues for services provided to the discontinued operations. These revenues are eliminated in consolidation. There were no intercompany revenues in the quarter ended September 30, 2001.

        The Company reported a loss from continuing operations of $569,000 or $0.12 per share for the quarter and a $1,311,000 loss, or $0.28 per share for the nine months ended September 30, 2001. This compares to losses from continuing operations in the comparable periods of 2000 of $272,000, or $0.06 per share and $914,000, or $0.20 per share, respectively. The ppoONE loss of $537,000 was $302,000 greater than the same quarter in the prior year, but comparable to the second quarter of 2001 and reflects management decisions in 2000 to accelerate spending on software development costs as well as marketing expenditures. ValueCHECK had income from operations in the third quarter of $43,000 and $189,000 for the nine months in 2001 as compared to income of $36,000 and a loss of $51,000 in the comparable periods of 2000. The ValueCHECK income from operations increased from the same periods in 2000 primarily due to the revenue from new customers. The ValueCHECK income from operations for the third quarter of 2001 declined slightly from the second quarter of 2001 due to employee health benefit expenses and increased provisions for uncollectibles related to expanded revenues. Corporate overhead expenses increased in the third quarter and the nine months in 2001 over comparable periods in 2000 due to increased marketing and branding expenses, largely in connection with the name change to AVIDYN, moving the corporate headquarters in order to consolidate operations, and increased salaries and wages, partly as the result of severance payments made to individuals being terminated after the sales of the two subsidiaries and new technical personnel hired for the expanding ppoONE and ValueCHECK operations. However, the corporate overhead expenses for the third quarter of 2001 compared to the second quarter 2001 declined $111,000 since many of these expenses in the prior quarter were non-recurring.

        The Company recorded an after-tax gain of $4,239,000, or $0.92 per share, from the sales of the discontinued operations, all but $6,400 of gain was recorded in the first quarter of 2001. In addition, there was operating income from discontinued operations of $95,000, or $0.02 per share, for one month in the 2001 period compared with income of $937,000 or $0.20 per share for the nine months in 2000. Net loss for the three months ended September 30, 2001 was $569,000, or $0.12 per share and net income was $3,024,000, or $0.64 per share for the nine months ended September 30, 2001. Net income in the comparable periods in 2000 was $8,000 and $23,000 and earnings per share were less than one cent.

        Salaries and wages increased $658,000 in the three months and $2,048,000 in the nine months ended September 30, 2001 over the comparable periods in 2000. Other operating expenses increased $552,000 in the three months and $1,919,000 in the nine months ended September 30, 2001 over the comparable periods in 2000. These increases reflect the new business in both ppoONE and ValueCHECK, the acceleration of the development of ppoONE's product offerings and related marketing and sale efforts and the additional corporate expenses discussed above.

        Investment income was up substantially in the 2001 periods as the result of interest earned on the proceeds from the sales of DGA and MNS. Other income in the nine months ended September 30, 2001 consists of $433,000 of deferred gain on the sale of a real estate option which was recognized in connection with the sale of MNS and the related assumption by the buyer of a lease on 20,000 square feet (out of a total of 28,000 square feet) in the building which was the real estate covered by the option and the reimbursement of $150,000 of life insurance premiums previously paid by the Company.

(2)     LIQUIDITY AND CAPITAL REQUIREMENTS

        The Company had net working capital of approximately $10,600,000 at September 30, 2001, compared with $960,000 at December 31, 2000. Cash and cash equivalents were $9,528,000 at September 30, 2001, whereas, at December 31, 2000, all cash was in the discontinued operations. Cash used in continuing operations during the nine months ended September 30, 2001 was approximately $1,954,000 compared with $1,383,000 during the same period in 2000. The rate of cash to be used in operating activities going forward is expected to decline as ppoONE begins realizing revenue from customers who have signed contracts but are not yet fully implemented, from increased profitability at ValueCHECK as it continues to add new business and from increased investment income and reduced interest expense as the result of the cash received from the sales of DGA and MNS in the first quarter of 2001.

        Capital expenditures for the purchase of tangible property and equipment were approximately $908,000 for the nine months ended September 30, 2001. These expenditures were primarily for furniture and fixtures and leasehold improvements related to the consolidation and relocation of the corporate offices at the ppoONE location; furniture and fixtures located in the premises occupied by MNS, which are being leased to MNS, and data processing equipment and peripherals for ppoONE.

        As further discussed in Note 6 to the Consolidated Financial Statements, on October 1, the Company purchased substantially all the assets, primarily utilization review and case management contracts, of PROMED for $508,000 in cash. The purchase agreement also provides for an additional cash payment of $127,000, on November 1, 2002 if revenues of the acquired business equals or exceeds certain specified levels. In addition, as further discussed in Note 5 to the Consolidated Financial Statements, the Company entered into an agreement with J. Ward Hunt, majority shareholder and chairman of the Company's Board of Directors, and certain related entities to purchase 1,100,000 shares of the Company's stock for $3.60 per share. Under the agreement, a cash payment of $2,500,000 was made on October 15, 2001, the effective date of the agreement and $1,460,000 plus interest of $3,184 was paid on November 5, 2001 upon the maturity of one of the Company's short-term investments.

        Management believes that cash flows from operations, cash on hand and invested and the Company's borrowing capacity will be sufficient to fund liquidity needs and capital requirements for the fiscal year 2001 and thereafter for the foreseeable future. The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

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

        None

        ITEM 5 - OTHER INFORMATION

        None

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

        Number     Exhibit Description
        ------     -------------------

        10.1 Securities Purchase Agreement, dated as of September 28, 2001, by and among AVIDYN, Inc., The Answer Partnership, Ltd., the Essential Endowment Trust and J. Ward Hunt - incorporated by reference to the Company's Current Report on Form 8-K filed October 23, 2001.

        10.2 Amendment to Securities Purchase Agreement, dated as of October 9, 2001, by and among AVIDYN, Inc., The Answer Partnership, Ltd., The Essential Endowment Trust and J. Ward Hunt - incorporated by reference to the Company's Current Report on Form 8-K filed October 23, 2001.

        10.3 Agreement to Cancel Stock Option Agreement, dated as of October 15, 2001, by and between AVIDYN, Inc. and J. Ward Hunt.

        (b)     Reports on Form 8-K

        None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AVIDYN, Inc.


November 14, 2001                           /s/ Joseph A. Hensley
                                            -----------------------------------
                                            Joseph A. Hensley
                                            President


                                            /s/ Randall D. Kurtz
                                            -----------------------------------
                                            Randall D. Kurtz
                                            Chief Financial Officer

                               Index to Exhibits


        (a)     Exhibits

        Number     Exhibit Description
        ------     -------------------

        10.1 Securities Purchase Agreement, dated as of September 28, 2001, by and among AVIDYN, Inc., The Answer Partnership, Ltd., the Essential Endowment Trust and J. Ward Hunt - incorporated by reference to the Company's Current Report on Form 8-K filed October 23, 2001.

        10.2 Amendment to Securities Purchase Agreement, dated as of October 9, 2001, by and among AVIDYN, Inc., The Answer Partnership, Ltd., The Essential Endowment Trust and J. Ward Hunt - incorporated by reference to the Company's Current Report on Form 8-K filed October 23, 2001.

        10.3 Agreement to Cancel Stock Option Agreement, dated as of October 15, 2001, by and between AVIDYN, Inc. and J. Ward Hunt.

        (b)     Reports on Form 8-K

        None