Form 10KSB40
period 2001-12-31
AVIDYN INC
filed 2002-03-29
CIK 897546

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                         COMMISSION FILE NUMBER 1-11922

                                  AVIDYN, INC.
                 (Name of small business issuer in its charter)

                    DELAWARE                                           75-2297429
(State or other jurisdiction of incorporation or                    (I.R.S. Employer
                  organization)                                  Identification Number)

        16980 DALLAS PARKWAY, SUITE 120,                                  75248
                  DALLAS TEXAS                                         (Zip Code)
    (Address of principal executive offices)

                           ISSUER'S TELEPHONE NUMBER:
                                 (972) 447-6447

      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE.

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                                 TITLE OF CLASS

                          COMMON STOCK, $.01 PAR VALUE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $5,930,545.

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of March 22, 2002: $4,071,703*

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,620,092 shares of Common Stock, $.01 par value as of March 22, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for 2002 Annual Meeting of Shareholders of AVIDYN, Inc. are incorporated by reference into Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format:  Yes [ ]  No [X]
---------------

* The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $2.92, the last sales price of the Registrant's common stock as of March 22, 2002, such date being within 60 days prior to the date of filing.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        NO.
                                                                        ----
                                   PART I
Item 1   Description of Business.....................................     2
Item 2   Description of Property.....................................    13
Item 3   Legal Proceedings...........................................    13
Item 4   Submission of Matters to a Vote of Security Holders.........    14

                                  PART II
Item 5   Market for the Registrant's Common Equity and Related
         Stockholder Matters.........................................    14
Item 6   Management's Discussion and Analysis or Plan of Operation...    15
Item 7   Financial Statements........................................    17
Item 8   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    17

                                  PART III
Item 9   Directors, Executive Officers, Promoters and Control
         Persons;
         Compliance with Section 16(a) of the Exchange Act...........    17
Item 10  Executive Compensation......................................    17
Item 11  Security Ownership of Certain Beneficial Owners and
         Management..................................................    17
Item 12  Certain Relationships and Related Transactions..............    17

                                  PART IV
Item 13  Exhibits and Reports on Form 8-K............................    18

     AVIDYN(TM) is a trademark of AVIDYN, Inc. ppoONE(TM) is a trademark of ppoONE, Inc. ValueCHECK(R) is a trademark of ValueCHECK, Inc. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     AVIDYN, Inc. ("AVIDYN" or the "Company") is a healthcare information services company. AVIDYN conducts its business through two operating companies serving the healthcare industry. The Company's two operating subsidiaries are ppoONE, Inc. ("ppoONE"), providing Application Service Provider ("ASP") eHealth solutions for preferred provider organizations ("PPOs") and payers, and ValueCHECK, Inc. ("ValueCHECK"), providing utilization review and case management for third party administrators ("TPAs"), payers and PPOs. Each operating subsidiary is accounted for as a separate segment of the Company. For financial information on each segment, see Note 4 to the Consolidated Financial Statements.

     In the first quarter of 2001, the Company sold MedicalControl Network Solutions, Inc. ("MNS"), providing managed care services primarily through its preferred provider networks, and Diversified Group Administrators, Inc. ("DGA"), providing TPA services. Accordingly, the historical operating results of MNS and DGA are reported as discontinued operations.

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

     ValueCHECK, a utilization review and case management company, began doing business January 1, 1999. Its primary target market is the self-insured employer. ValueCHECK's services are primarily distributed through TPAs and PPOs. ValueCHECK sells its services on a stand-alone basis. As of January 1, 2002, ValueCHECK was providing service to over 800 employer clients representing nearly 1,000,000 covered lives.

     The Company was incorporated in October 1989 as a Delaware corporation. Unless the context otherwise requires, the term the "Company" refers to AVIDYN, Inc. and its current wholly owned subsidiaries. The Company's executive offices are located at 16980 Dallas Parkway, Suite 120, Dallas Texas 75248 and its telephone number is (972) 447-6447.

APPLICATION SERVICE PROVIDER AND PPO ENTERPRISE SOFTWARE SERVICES -- PPOONE

     Industry. ppoONE's target PPO market reprices more than 500 million healthcare claims annually. Historically, many PPOs have developed specialized in-house software applications to reprice claims and maintain provider data. Such systems are typically expensive, costly to support and maintain, and do not offer flexible and enterprise-wide access to data. Most of these systems are not designed to meet the need for real-time information or actions. The widespread adoption of distributed Internet computing has provided organizations with a much greater ability to access and manipulate stored information but also has created the need for third-party vendors of packaged software solutions that provide better functionality and reliability than traditional in-house applications.

     Products and Services. ppoONE is dedicated to providing PPOs and healthcare payers with an enterprise solution that encompasses software for PPO administration and claims repricing and Internet data center services. ppoONE provides an ASP enterprise software solution for each member client and, if applicable, their payer clients, accessible via the Internet or direct telephone connection. ppoONE's solutions provide PPOs the capability to support payer-clients with Internet access, marketing, distribution and repricing services.

     Currently, ppoONE offers the following four products:

     - WebCR is an industry-tailored Internet claims repricing solution. WebCR offers both semi-automated and completely automated processing of both paper and EDI claims; customizable, modular logic to administer all types of code and text fee schedule arrangements; flexible stop-loss and exclusion logic; as well as complete claims tracking features.

     - WebCRX is an industry-tailored client-server based Internet claims repricing solution. Designed for PPOs and Payers that need high volume extended productivity. WebCRX can be used interchangeably with WebCR.

     - WebDM is a PPO enterprise data management application, permitting administration and entry of client, provider, credentialing, fee schedule and contract data for both direct and affiliate contracts.

     - GetData is a web enabled Internet data extract engine that allows PPOs and their clients to download custom and standard PPO data via the Internet.

     These products and services comprise ppoONE's solution for claims repricing and PPO data management. ppoONE also offers an extensive reporting function, and a tool to assist clients in loading eligibility, code fee schedule and affiliate data.

     Product Benefits. The benefits of ppoONE's ASP solutions for Internet claims repricing and PPO data management are:

     - Superior Services and Options: ppoONE's products provide convenience, simple administration, reduced PPO and payer costs, superior repricing services and excellent claims turnaround.

     - Simplified Administration and Payer Service: PPO enterprise clients are able to load, update and maintain all network provider demographic and fee schedule data on ppoONE's Internet Data Center -- once. This can eliminate the requirement of PPOs to distribute and support "n" payers with "n" instances of initial provider and fee schedule data loads and monthly/quarterly updates.

     - Latest Technology/System Support: Clients access the benefits of the latest technology through ppoONE's Internet-based administration and repricing system. This permits the client to focus on core competencies such as marketing, network development, provider relations and customer service.

     - Reduction of Technology and Systems Overhead: ppoONE's ASP model reduces or eliminates clients' requirement to purchase and maintain PPO administration and repricing software, hardware and a complex internal telecommunications network. Through ppoONE, member clients gain information systems, claims outsourcing options and the ability to deliver exceptional customer service.

     - Reduction of Claims Department Costs: Clients reduce operating costs through ppoONE's repricing and data management systems, while achieving high rates of accuracy and productivity. Additionally, where affiliate networks are ppoONE clients, the work associated with the maintenance of affiliate network provider data and fee schedules can be minimized.

     - Customer Service: The system also has the ability to track claims status for improved customer service.

     ppoONE's PPO claims repricing and data management software is a comprehensive PPO enterprise solution. The software is Internet-based and utilizes an n-tiered, scaleable, redundant and distributed architecture that can support virtually unlimited capacity and growth. It employs an Oracle(TM) relational database. ppoONE's technology allows clients to reprice claims, perform customer service and manage enterprise PPO data via Internet access or dedicated connection to ppoONE's data center.

     Among many other features, ppoONE allows the electronic transmission and receipt of healthcare provider claims. ppoONE is well positioned to assist clients in complying with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") and the Health Care Financing Administration ("HCFA") regulations. ppoONE can receive and transmit electronic claims from facilities and physicians, which reduces the costs associated with manual input of claims data. Once ppoONE receives the claims data electronically, certain claims can be automatically repriced without human intervention, again reducing manual input costs.

     Market, Market Size and Revenue Sources. Target markets for ppoONE products are PPOs, medical provider groups, insurance carriers, third party administrators and other managed care companies offering or utilizing healthcare provider networks. There are over 1,000 PPOs in the U.S. today. PPOs are rapidly growing segment of the managed care industry, outpacing growth in HMOs as a viable alternative to the restricted choice imposed by the HMO model. Given that a company or a group of affiliated companies many times own several PPOs and many PPOs are owned by large insurance conglomerates that are unlikely candidates for ppoONE's product, approximately 350 PPO groups are in ppoONE's target market. There are approximately 430 TPAs in the self-insured market and 200 health insurance carriers in the U.S.

     ppoONE derives its primary and recurring revenues from claims repricing transaction fees. Additional revenues are earned through the sale of optional services including customized reports, implementation fees and custom programming. The current annual market for ppoONE's product solution exceeds $100 million for claims repricing alone, not inclusive of outsource service fees, based upon ppoONE's target PPO market, which accounts for 500 million annual claims repricing transactions.

     Customer Service. Management believes that ppoONE has the systems and personnel in place to deliver the high level of customer support necessary to maintain long-term customer relationships. ppoONE's service desk provides a wide range of customer support functions. The account manager assigned to each client is responsible for proactively monitoring customer satisfaction, exposing customers to additional training and process improvement opportunities, and coordinating issue resolutions. ppoONE has functional and technical support personnel who work directly with the account management team and customers to resolve technical, operational and application problems or questions. ppoONE's product development team coordinated all changes to computer software. New versions of software, containing updates and enhancements, are released on a regular basis following strict testing and with controls that ensure the software functions correctly in the client environment.

UTILIZATION REVIEW AND CASE MANAGEMENT SERVICES -- ValueCHECK

     Industry Overview. There are over 100 million lives enrolled in PPO health plans in America. Payers and health plan sponsors spend over $1.1 billon annually on managed care services that include utilization review and case management. These services, in effect, help manage the utilization and, therefore the cost, of healthcare. Utilization review and case management services are either handled internally by health insurance companies, PPOs and TPAs, or outsourced to companies specializing in these services. There are 225 companies providing these services, of which 80 are independent from HMOs or large insurance companies and are focused on the group health segment. Within this segment, the market for utilization review and case management for the self-insured employer is approximately $200 million annually.

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

     ValueCHECK is licensed in each state that requires a license or certification in which it does business. ValueCHECK is in the process of applying for licensure in all other states that require utilization review licensure or certification. ValueCHECK is accredited for Health Utilization Management Standards by Utilization Review Accreditation Commission ("URAC").

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

     Market, Market Size and Revenue Sources. ValueCHECK focuses on the self-insured employer segment of the healthcare market. ValueCHECK markets its services through a sales executive, healthcare consultants and third parties such as TPAs, PPOs, stop loss carriers and insurance companies. ValueCHECK places its greatest emphasis on marketing to TPAs and other third parties that, in turn, market ValueCHECK's services to their clients. The market segment of utilization review and case management for the self-insured employer, as distributed by approximately 430 TPAs, is approximately $200 million. The market is driven in part by the stop-loss industry that encourages, through the cost of its premiums, adequate utilization review by its clients in order to identify cases that will result in high dollar claims.

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

     ValueCHECK's recurring revenues are from its utilization review services, which are provided on the basis of a set charge per member per month. Case management services are typically fee-based professional services, and are variable. ValueCHECK provides marketing services through its corporate office in Dallas, Texas.

     Customer Service. Management believes that ValueCHECK has the systems and personnel required to deliver the high level of customer support necessary to maintain long-term customer relationships. ValueCHECK employs 26 registered nurses, who provide utilization review and case management services and 10 customer services representatives. Under the direction of its Medical Director, a network of over 400 physician advisors provides reviews in specific medical specialties. ValueCHECK's professional personnel are supported by a technology platform that provides its customers efficient access to services and reporting, and promotes operating cost efficiencies.

GOVERNMENT REGULATION

     Patient's Records; HIPAA. The confidentiality of patient records and the circumstances under which such information may be used or released are subject to substantial regulation by state and federal laws and regulations. Regulations governing electronic health data transmissions are evolving rapidly and are often unclear and difficult to apply.

     HIPAA required the Secretary of the Department of Health and Human Services, referred to as the Secretary, to promulgate national standards to facilitate the electronic exchange of health information and to ensure the confidentiality and security of such information.

     A substantial part of our activities involves the receipt or delivery of confidential health information as our system reprices healthcare claims and we provide utilization review and case management services. On December 28, 2000, the Secretary published a final rule setting standards to limit the permissible use and disclosure of individually identifiable health information by health care providers, health plans and health care clearinghouses, known collectively as "covered entities". Certain requirements of the rule extend to "business associates" of the covered entities. The covered entities are required to enter into agreements with their business associates, extending applicable provisions of the rule to those business associates. The covered entities are responsible for enforcing those contractual provisions. The rule took effect on April 14, 2001, and all covered entities (except small health plans with annual receipts of $5 million or less) are required to be in compliance with this rule as of April 14, 2003.

     Because of the broad definition of "business associates" under the final privacy rule, ValueCHECK and ppoONE would be, at a minimum, considered to be business associates of covered entities. The rule establishes a complex regulatory framework on a variety of subjects, including (1) disclosure and use of health information, (2) individuals' rights to access and amend their health information, (3) individuals' rights to an accounting of disclosures and (4) administrative, technical and physical safeguards required of covered entities that maintain or transmit protected health information. The rule generally prohibits any disclosure or use of protected health information except as authorized either by the rule or by the patient under standards set by the final rule. On March 22, 2002 the Department of Health and Human Services released an advance copy of the proposed changes to the HIPAA privacy regulations that would ease current regulations regarding patient consents and incidental disclosure of

     In addition to the federal privacy rule described above, most states have enacted patient confidentiality laws, which prohibit the disclosure of confidential medical information. The federal privacy rule establishes minimum standards and preempts conflicting state laws, less restrictive than HIPAA regarding health information privacy. But it does not preempt conflicting state laws more restrictive than HIPAA. The rule promulgated by the Secretary may require substantial changes to our applications and services, policies and procedures.

     In addition to the federal privacy rule, on August 12, 1998 the Secretary issued proposed regulations addressing security standards regarding the transmission of health information data under HIPAA. The security standards address various areas, including, administrative procedures, physical safeguards, technical security services and technical security mechanisms. Security standards may require us to enter into agreements with certain of our customers restricting the dissemination of health information and requiring implementation of specified security measures. Final regulations are expected at an undetermined date and will require compliance two years after the effective date of the final rule. There can be no assurance that final security regulations will not require additional modifications to our applications, policies and procedures.

     Lastly, the Secretary published the final transactions and code sets rule in August 2000, which took effect on October 16, 2000. Its purpose is to create uniformity in electronic data interchange (EDI) standards, which allow computers to exchange information without human involvement. Compliance with this rule is mandatory for most covered entities that engage in the eight transactions covered in the rule, by October 16, 2002. However, the recently enacted Administrative Simplification Compliance Act allows covered entities to apply for a one-year extension of such date if the entity submits a plan to the Secretary by October 15, 2002. We intend to comply with any rule, which is determined to be applicable to us.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. The Company holds no patents and has no patent applications pending. There can be no assurance that patents will be issued with respect to potential future patent applications or that the Company's potential future patents will be upheld as valid or will prevent the development of competitive products. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. As part of its confidentiality procedures, the Company generally enters into ownership acknowledgements and non-disclosure agreements with its employees and independent contractors and nondisclosure agreements with its distributors, corporate partners and licensees, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise to obtain and use the Company's products or technology without authorization, or to develop similar technology independently. The Company has placed certain source code into escrow in case it ceases to operate, which may increase the likelihood of misappropriation or other misuse of the Company's intellectual property.

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

     During 2001 and 2000, the Company incurred approximately $490,000 and $590,000 of software development costs, respectively, for continuing operations. All of which were expensed as incurred.

CUSTOMERS

     Excluding revenue from discontinued operations, for the fiscal years ended December 31, 2001 and 2000 the following companies comprised more than 10% of consolidated revenues:

                                                              PERCENTAGE OF
                                                               CONSOLIDATED
                                                                 REVENUES
                                                              --------------
COMPANY NAME                                                  2001     2000
------------                                                  -----   ------
Preferred CommunityChoice PPO, Inc. ........................     *     23.4%
American Medical Securities, Inc. ..........................     *     14.6%
ppoNEXT, Inc. ..............................................  11.2%       *

---------------

 *  less than 10%

EMPLOYEES

     As of December 31, 2001, the Company and its wholly owned subsidiaries had 70 full-time employees and 4 part-time employees. In February 2002, ppoONE reduced its staff by 8 full-time employees. The Company believes that it has a good relationship with its employees. None of the Company's employees are covered by collective bargaining agreements.

                                  RISK FACTORS

     We caution you that we have used forward-looking statements in this report that involve risks and uncertainties. These forward-looking statements can be identified by the use of predictive, future tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections of financial performance, statements regarding management's plans, statements regarding new products and objectives and statements concerning any assumptions relating to the foregoing. AVIDYN's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors and elsewhere in this Form 10-KSB. See "Cautionary Statement Regarding For Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995."

AVIDYN MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY IN THE FUTURE

     AVIDYN's loss from continuing operations was $1,969,000 for the year ended December 31, 2001 and $1,621,000 for the year ended December 31, 2000. We cannot assure you that the revenues of ppoONE and ValueCHECK will ever result in revenues sufficient to absorb operational expenses and corporate overhead in order for us to be profitable. ppoONE has never been profitable. While ppoONE has made significant investments in establishing its ASP technology, there can be no assurance as to its future prospects. ppoONE did not sign any new client contracts in 2001.

THE PURCHASE AGREEMENTS WILL EXPOSE AVIDYN TO CONTINGENT LIABILITIES

     Under each of the MNS and DGA purchase agreements, AVIDYN or a subsidiary of AVIDYN that directly owned MNS and DGA agreed to indemnify the buyer for breach of our representations and warranties contained in the applicable purchase agreement. Significant indemnification claims by the buyer of either the PPO or TPA businesses could materially and adversely affect our financial condition and results of operations.

DEPENDENCE ON KEY CLIENTS; LOSS OF REVENUES

     We have contracts with several key clients that account for a substantial portion of our total revenues. Based on revenues, our largest clients, excluding discontinued operations, accounted for a significant portion of our revenues for 2001 and 2000, as follows:

                                                                PERCENT OF REVENUE FROM
                                                               OUR THREE LARGEST CLIENTS
                                                               -------------------------
2001........................................................      11.2%, 8.1% and 4.9%
2000........................................................     23.4%, 14.6% and 5.2%

     The loss of any principal customer could have a material adverse effect on our operating results.

COMPETITION

     ppoONE. The market for network software solutions is competitive and subject to rapid change. Competitors, many of which have substantially greater financial resources than ppoONE, vary in size and in the scope of the products and services they offer. ppoONE encounters competition from a number of sources including other application software providers, PPO and TPA software vendors and management information systems departments of customers and potential customers. ppoONE expects to experience additional competition from other established and emerging companies. Increased competition, whether from other products or new technologies, could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. ppoONE expects that it will face increased pricing pressures from its current competitors and new market entrants. Current major competitors include, but are not limited to, NetworX, MCOnline, Health Network Systems, LLC, Outsourced Administrative Systems, Inc., Plan Vista Solutions, MCS-ppo.com, and Computer Sciences Corp. Price competition could adversely affect ppoONE's ability to obtain new long-term contracts and renewals of existing long-term contracts on terms favorable to ppoONE. Any reduction in the price of ppoONE's products could materially adversely affect AVIDYN's business, financial condition and results of operations. Some of ppoONE's current competitors and many of ppoONE's potential competitors have significantly greater financial, technical, marketing and other resources than ppoONE and broader integrated product lines. As a result, they may have competitive advantages over ppoONE including:

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

     ValueCHECK. There are over 100 million lives enrolled in PPO plans in the United States today, and 95% of those covered lives are required to comply with utilization review procedures as defined in their benefit plan. This mature market is dominated by a handful of national firms that together control about 40% of the market. The remaining market is fragmented among over 200 smaller competitors, 80 of which focus on the group health segment. Most of the larger national firms have built products for the high-end Fortune 500 company market, and product design tends to feature a great deal of customization, product enhancements, ad hoc reporting capabilities, and corresponding premium pricing. Smaller vendors fall into several categories including software vendors, disease and demand management specialty boutiques that have entered the utilization review business, and turnkey consultants. ValueCHECK's target markets are TPAs, Taft-Hartley plans, associations and select self-insured employers who value customer service and early identification of high dollar claims at a lower price. We cannot assure you that ValueCHECK's approach to this market will be successful and will be able to be sustained.

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

ppoONE'S NEW PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE

     The market for Internet-based software solutions is still emerging. The rate at which businesses have adopted ppoONE's type products has varied significantly, and ppoONE expects to continue to experience such variations with respect to its products in the future. Although businesses in ppoONE's target markets have recognized the advantages of using Internet-based software solutions to automate their processes, many have developed systems internally rather than licensing them from outside vendors. The markets for ppoONE's products may not continue to develop, and ppoONE's products may not be accepted. If the markets for ppoONE's current or proposed products fail to develop, or develop more slowly than anticipated, ppoONE's sales would be negatively impacted, which would have a material adverse effect on our business, financial condition and results of operations.

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

ppoONE MUST PROTECT ITS INTELLECTUAL PROPERTY

     ppoONE relies on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights. ppoONE also seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite ppoONE's measures to protect confidentiality of intellectual property, it may be possible for a third party to copy or otherwise to obtain and use ppoONE's products or technology without authorization, or to develop similar technology independently. We hold no patents and no patents applications are pending. Patents may not be issued with respect to ppoONE's future patent applications, and ppoONE's future patents may not be upheld as valid or prevent the development of competitive products. ppoONE also places certain source code into escrow, which may increase the likelihood of misappropriation or other misuse of ppoONE's intellectual property.

     Our business, financial condition and results of operations would be materially and adversely affected by infringement of our intellectual property rights. As the number of software products increases and the functionality of these products further overlap, ppoONE believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend and could materially and adversely affect AVIDYN's business, financial condition and results of operations.

ppoONE'S PRODUCTS ARE SUBJECT TO PRODUCT LIABILITY CLAIMS

     Software products as complex as those offered by ppoONE often contain undetected errors or failures when first introduced or as new versions are released. As ppoONE develops new products the possibility for program errors and failures may increase due to factors such as the use of new technologies or the need for more rapid product development that is characteristic of the Internet market. Despite pre-release testing by ppoONE and by current and potential customers, there still may be errors in new products, even after post-testing distribution. The occurrence of errors could result in a delay in, or failure to achieve, market acceptance of ppoONE's products, which could have a material adverse effect on our business, financial condition and results of operations. Although ppoONE's license agreements with its customers typically contain provisions designed to limit ppoONE's exposure to potential product liability claims, it is possible that such limitation of liability provisions may not be effective as a result of existing or future laws or judicial decisions. Because ppoONE's products are used in business-critical applications, any errors or failures in such products may give rise to substantial product liability claims, which could have a material adverse effect on our business, financial condition and results of operations.

BREACHES OF OUR NETWORK SECURITY AND INTERNET SLOWDOWNS COULD RESULT IN LIABILITY AND DAMAGE TO OUR BUSINESS REPUTATION

     The ppoONE products involve the storage of confidential customer and patient information at our data centers and the transmission of this data over private and public networks, including the Internet. Despite the implementation of network security measures by us, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to provide our products to our clients. Security breaches could result in legal liability and damage to our business reputation. In the event of such a security breach, proprietary and confidential information could be misappropriated or our operations could be interrupted. Such a security breach or interruption of our operations could damage our reputation and cause us to lose customers. In addition, any costs or imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

     Any reduction in performance or disruption in the Internet or our telecommunications provider could have a material adverse effect on our business, operating results and financial condition.

CHANGES IN GOVERNMENT REGULATION OF THE HEALTHCARE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS

     The confidentiality of patient records and the circumstances under which such information may be used or released are subject to substantial regulation by state and federal laws and regulations. HIPAA and other regulations governing privacy and electronic health data transmissions are evolving rapidly and are often unclear and difficult to apply. There can be no assurance that final or new regulations will not require additional modifications to our applications, policies and procedures.

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

CHANGES IN GOVERNMENT REGULATION PERTAINING TO THE INTERNET COULD ADVERSELY AFFECT OUR BUSINESS

     There are increasing numbers of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, and local governments and agencies. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, on-line content regulation, user privacy, taxation and quality of products and services. Moreover, it may take years to determine whether and how existing laws apply to the Internet such as those governing issues such as intellectual property ownership and infringement, privacy, libel, copyright, trademark, trade secret, personal privacy, taxation, regulation of professional services, and the regulation of the sale of other specified services. The requirement to comply with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for ppoONE's services, increase the cost of doing business or otherwise have a material adverse effect on ppoONE's business, financial condition and results of operations.

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

MISSION CRITICAL THIRD PARTY SOFTWARE

     ValueCHECK licenses the MedAdvice 2001 utilization review and case management software. While this software has been efficient and reliable in the past we cannot assure you that it will continue to be so.

ValueCHECK plans to continue licensing third party software to support our day-to-day processes, review decisions, vital documentation and customer reporting.

POSSIBLE ANTI-TAKEOVER EFFECTS OF CERTAIN CERTIFICATE OF INCORPORATION AND BYLAW PROVISIONS

     Our Certificate of Incorporation and Bylaws contain provisions that may discourage acquisition bids for AVIDYN. We have substantial authorized but unissued capital stock available for issuance. Our Certificate of Incorporation contains provisions that authorize the Board of Directors, without the consent of stockholders, to issue additional shares of Common Stock and issue shares of Preferred Stock in series, and grant authority to the Board to amend our Bylaws. Additionally, our Bylaws empower the Board to increase or decrease the number of directors, subject to certain limitations, and specify that directors will generally hold office until the next annual meeting of stockholders. Preferred Stock could have dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. These provisions may have the effect, either alone or in combination with each other, of (1) limiting the price that certain investors might be willing to pay in the future for the Common Stock, (2) delaying, deferring or otherwise discouraging an acquisition or change in control of AVIDYN deemed undesirable by the Board of Directors or (3) adversely affecting the voting power of stockholders who own Common Stock.

THE PUBLIC MARKET FOR OUR COMMON STOCK IS THINLY TRADED AND LACKS LIQUIDITY, WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES AND MAY HAVE AN ADVERSE EFFECT OF THE STOCK PRICE

     Our common stock is traded under the symbol "ADYN" on the Nasdaq SmallCap Market. During the last six months of 2001, the average daily trading volume for our common stock was less than 4,000 shares and our common stock did not trade any shares on 32 trading days. A purchaser of shares may, therefore, be unable to resell any common stock when they desire to do so.

     Our Chairman of the Board, Mr. J. Ward Hunt, has pledged 1,000,000 shares of his stock in the Company as collateral on a loan from a bank. Any inability or failure of Mr. Hunt to comply with the terms of loans and pledge agreements may result in the secured party foreclosing on the pledged shares of common stock, which the secured party may be required to sell under current federal banking regulations. Any future sales of substantial amounts of Common Stock in the open market or the availability of such shares could adversely affect the market for the Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

     All of the 1,565,807 shares of Common Stock owned by Mr. Hunt and a related partnership are eligible for sale under the Securities Act and Rule 144 promulgated thereunder. Any future sales of substantial amounts of Common Stock in the open market or the availability of such shares could adversely affect the market for the Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY

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

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, and no such proceedings are known by the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Common Stock is traded in the over-the-counter market and is quoted on The NASDAQ SmallCap Market under the symbol "ADYN." The following table sets forth the high and low bid prices of the Common Stock for the last two fiscal years as reported to the Company by the National Association of Securities Dealers, Inc.:

                                                              HIGH     LOW
QUARTER ENDED                                                  BID     BID
-------------                                                 -----   -----
March 31, 2001..............................................  $6.06   $2.81
June 30, 2001...............................................  $7.25   $4.75
September 30, 2001..........................................  $7.22   $3.90
December 31, 2001...........................................  $4.48   $2.90
March 31, 2000..............................................  $8.50   $7.13
June 30, 2000...............................................  $7.50   $5.50
September 30, 2000..........................................  $6.81   $5.00
December 31, 2000...........................................  $8.63   $3.00

     The over-the-counter quotations set forth herein reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

     (b) As of March 21, 2002, there were approximately 590 record and beneficial holders of the Company's Common Stock.

     (c) The Company has not paid cash dividends on its Common Stock in the last two years and in any subsequent interim period.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING RESULTS

  FISCAL YEAR ENDED DECEMBER 31, 2001, COMPARED TO DECEMBER 31, 2000

  General

     On January 22, 2001, the Company completed the sale of DGA, its TPA subsidiary, and on February 1, 2001, it completed the sale of MNS, its PPO subsidiary. See Note 3 to the Consolidated Financial Statements. Therefore, historical financial information for these two segments has been reported as discontinued operations. Continuing operations consist of ppoONE and ValueCHECK.

  Operating Results

     Revenues from continuing operations increased approximately $3,781,000 to $5,931,000 from $2,150,000 in 2000. Approximately $2,038,000 of the increase was from ValueCHECK, which commenced operations January 1, 1999, and steadily added customers. In addition, approximately $205,000 of the revenue increase resulted from the purchase of substantially all of the assets of Medical Review, LLC dba PROMED on October 1, 2001. See Note 12 to Consolidated Financial Statements. ppoONE revenue increased $1,255,000 in 2001 primarily from contracts signed in late 2000 that were implemented in the Spring of 2001. Although, ppoONE has not signed any new contracts in 2001, they have continued to receive new business from existing customers. The ppoONE revenue in 2001 included approximately $42,000 in intercompany revenues for services provided to the discontinued operations as compared to $529,000 in 2000. These revenues were eliminated in consolidation.

     The Company reported a loss from continuing operations of $1,969,000 or $0.44 per share for 2001 compared with a loss of $1,621,000, $0.35 per share, in 2000. The ppoONE operating loss of $2,072,000 in 2001 was an increase of $799,000 over the 2000 operating loss of $1,273,000. These losses reflect management decisions in 2000 to accelerate spending on software development as well as marketing. In October 2001 and February 2002, ppoONE reduced its personnel by one third. ppoONE is focusing on its existing client base with development expenditures directed on client requirements verses new product offerings and in achieving positive operating income in 2002. ValueCHECK had operating income in 2001 of $335,000 verses a loss of $32,000 for 2000. Approximately half of the ValueCHECK income from operations is from new customers through existing marketing efforts and the remainder from the PROMED acquisition. Corporate overhead expenses increased $843,000 to $2,131,000 in 2001 due to increased marketing and branding expense, primarily due to the name change to AVIDYN, moving the corporate headquarters in order to consolidate operations, and increased salaries and wages, partly as the severance payments made to individuals being terminated after the sales of the discontinued operations and new personnel hired to direct the expanding ppoONE and ValueCHECK operations. Approximately 30% of these expenses in 2001 are non-recurring.

     The Company recorded an after-tax gain of $4,326,000, or $0.99 per share, from the sales of discontinued operations in 2001. In addition, there was operating income from discontinued operations of $95,000, or $0.02 per share, for one month in the 2001 period compared with income of $1,215,000, or $0.26 per share in 2000. Net income was $2,453,000, or $0.55 per share for the year ended December 31, 2001. In 2000, the Company had a net loss of $406,000 and loss per share was $0.09.

     Salaries and wages increased $2,921,000 in 2001 over 2000. Other operating expenses increased $2,018,000 in 2001 over 2000. These increases reflect the new business in both ppoONE and ValueCHECK, the acceleration of the development of ppoONE's product offerings and related marketing and sale efforts and the additional corporate expenses discussed above. Depreciation and amortization increased $119,000 to $195,000 in 2001 due to expanded hardware and software requirements for the additional revenue.

     Investment income was up substantially in the 2001 periods as the result of interest earned on the proceeds from the sales of DGA and MNS. Other income for the year ended December 31, 2001 consists of $433,000 of deferred gain on the sale of real estate option (see Note 9 to the Consolidated Financial Statements) which was recognized when the purchaser of MNS assumed the lease on 20,000 square feet (out of a total of 28,000 square feet) in the building which was the real estate covered by the option and the refund of $150,000 of life insurance premiums previously paid by the Company. (see Note 13 to the Consolidated Financial Statements)

LIQUIDITY AND CAPITAL REQUIREMENTS

     The Company had net working capital of $5,492,000 at December 31, 2001, compared with $960,000 at December 31, 2000. Cash and cash equivalents and short-term investments were $4,132,000 at December 31, 2001, whereas, at December 31, 2000, all cash was in the discontinued operations. Cash used in operations in 2001 was $2,947,000 as compared to $1,650,000 in 2000. Although cash used in operations increased over prior year, the amount of cash used in operating activities in the fourth quarter declined $198,000 over the second quarter of 2001 and is expected to further decline in 2002 due to reduced personnel of ppoONE and increased profitability at ValueCHECK as it continues to add new customers and the benefit of a full year of revenue from the PROMED acquisition.

     Capital expenditures for the purchase of tangible property and equipment were approximately $931,000 for 2001. These expenditures were primarily for furniture and fixtures and leasehold improvements related to the consolidation and relocation of the corporate offices at the ppoONE location; furniture and fixtures located in the premises occupied by MNS, which are being leased to MNS, and data processing equipment and peripherals for ppoONE. Capital expenditures in the subsequent year are expected to be significantly reduced since the operating infrastructure has been substantially completed.

     As further discussed in Note 12 to the Consolidated Financial Statements, on October 1, the Company purchased substantially all of the assets of PROMED for $508,000 in cash. The purchase agreement also provides for an additional cash payment of $127,000, on November 1, 2002 if revenues of the acquired business equals or exceeds certain specified levels. In addition, as further discussed in Note 13 to the Consolidated Financial Statements, the Company entered into an agreement with J. Ward Hunt, majority shareholder and chairman of the Company's Board of Directors, and certain related entities to purchase 1,100,000 shares of the Company's stock for $3.60 per share. Under the agreement, a cash payment of $2,500,000 was made on October 15, 2001, the effective date of the agreement and $1,460,000 plus interest of $3,184 was paid on November 5, 2001 upon the maturity of one of the Company's short-term investments.

     Management believes that cash flows from operations, cash on hand and invested and the Company's borrowing capacity will be sufficient to fund liquidity needs and capital requirements for the fiscal year 2002 and thereafter for the foreseeable future. The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

ITEM 7.  FINANCIAL STATEMENTS

                         AVIDYN, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                        HISTORICAL FINANCIAL STATEMENTS

                         AVIDYN, INC. AND SUBSIDIARIES

                                                               PAGE
                                                               ----
Report of Independent Certified Public Accountants..........   F-1
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   F-2
Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2000................................   F-3
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2001 and 2000............   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001 and 2000................................   F-5
Notes to Consolidated Financial Statements..................   F-6

The Financial Statements are located after the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2001, the end of the year covered by this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2001, the end of the year covered by this Form 10-KSB.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2001, the end of the year covered by this Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is incorporated by reference from the Company's definitive Proxy Statement, which involves, among other things, the election of the Board of Directors, to be filed pursuant to Regulation 14A and which the Company intends to file with the Securities and Exchange Commission not later than 120 days after December 31, 2001, the end of the year covered by this Form 10-KSB.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1       --  Restated Certificate of Incorporation of the Company, as
               amended.
 3.2       --  Amended and Restated Corporate Bylaws of the Company.
10.1       --  Form of Agreement by and between the Company and each of its directors and officers -- incorporated by reference to the
               Company's Annual Report on Form 10-KSB for the year ended
               December 31, 1996.
10.2       --  Asset Purchase Agreement dated July 30, 1999, by and between
               Diversified Group Administrators, Inc. and Group Resources,
               Inc. -- incorporated by reference to the Company's Quarterly
               Report on Form 10-QSB for the quarter ended September 30,
               1999.
10.3       --  Non-Employee Director Stock Compensation
               Plan -- incorporated by reference to the Company's Annual
               Report on Form 10-KSB for the year ended December 31, 1999.
10.4       --  Employment Agreement dated as of March 5, 2001, by and between AVIDYN, Inc. and Joseph A. Hensley, as amended.
10.5       --  Stock Purchase Agreement dated as of October 18, 2000, between MedicalControl, Inc., MedicalControl Holdings, Inc.,
               MedicalControl Network Solutions, Inc. and Beyond Benefits,
               Inc. (all schedules and exhibits have been omitted and will be provided to the Commission upon request.) -- incorporated by reference to the Company's definitive Proxy Statement for it Special Meeting held January 22, 2001.
10.6       --  Stock Purchase Agreement dated as of November 19, 2000, between MedicalControl Holdings, Inc., Diversified Group
               Administration, Inc., Diversified Group Insurance Agency of
               PA, Inc. and HealthASPex, Inc. (all schedules and exhibits have been omitted and will be provided to the Commission
               upon request.) -- incorporated by reference to the Company's definitive Proxy Statement for it Special Meeting held
               January 22, 2001.
10.7       --  Letter Agreement, dated June 18, 2001, by and among AVIDYN,
               Inc., Tatum CFO Partners, LLP and Randall D. Kurtz
               . -- incorporated by reference to the Company's Quarterly
               Report on Form 10-QSB for the quarter ended September 30,
               2001.
10.8       --  Employment Agreement dated December 3, 2001, by and between
               AVIDYN, Inc. and Stephanie L. McVay.
10.9       --  Securities Purchase Agreement, dated as of September 28,
               2001, by and among AVIDYN, Inc., The Answer Partnership,
               Ltd., the Essential Endowment Trust and J. Ward
               Hunt -- incorporated by reference to the Company's Current
               Report on Form 8-K filed October 23, 2001.
10.10      --  Amendment to Securities Purchase Agreement, dated as of
               October 9, 2001, by and among AVIDYN, Inc., The Answer
               Partnership, Ltd., The Essential Endowment Trust and J. Ward
               Hunt -- incorporated by reference to the Company's Current
               Report on Form 8-K filed October 23, 2001.
10.11      --  Agreement to Cancel Stock Option Agreement, dated as of
               October 15, 2001, by and between AVIDYN, Inc. and J. Ward
               Hunt. -- incorporated by reference to the Company's
               Quarterly Report on Form 10-QSB for the quarter ended June
               30, 2001.
10.12      --  Agreement dated as of March 27, 2001, by and between J. Ward
               Hunt, Lynn S. Hunt, The Ward Hunt Trust for Lynn Hunt,
               AVIDYN Holdings, Inc., and AVIDYN, Inc. -- incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
10.13      --  ValueCHECK, Inc. 2002 Incentive Bonus Plan -- John Weymer.
10.14      --  AVIDYN, Inc. Calendar Year 2002 Bonus Plan for Joe Hensley
               and Randy Kurtz.
10.15      --  Employment Agreement dated as of March 23, 1998, be and between John D. Weymer and MedicalControl Network Solutions,
               Inc. -- incorporated by reference to the Company's Annual
               Report on Form 10-KSB for the year ended December 31, 2000.
10.16      --  Form of Agreement to Cancel by and between the Company and certain of its officers and directors.
21         --  Subsidiaries of the Company -- incorporated by reference to the Company's Annual Report on Form 10-KSB for the year
               ended December 31, 1998.
23.1       --  Consent of Grant Thornton LLP, independent certified public accountants.

     (b) Reports on Form 8-K. The Company did not file a Current Report Form 8-K during the fourth quarter 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Registrant:
                                          AVIDYN, Inc.

                                          By:     /s/ JOSEPH A. HENSLEY
                                            ------------------------------------
                                                     Joseph A. Hensley,
                                                         President

Date: March 28, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----

              /s/ JOSEPH A. HENSLEY                    President (principal executive     March 28, 2002
 ------------------------------------------------                 officer)
                Joseph A. Hensley


               /s/ RANDALL D. KURTZ                  Chief Financial Officer (principal   March 28, 2002
 ------------------------------------------------           accounting officer)
                 Randall D. Kurtz


                /s/ JOHN WARD HUNT                   Chairman of the Board of Directors   March 28, 2002
 ------------------------------------------------
                  John Ward Hunt


             /s/ FRANK M. BURKE, JR.                              Director                March 28, 2002
 ------------------------------------------------
               Frank M. Burke, Jr.


         /s/ WILLIAM L. AMOS, JR., M. D.                          Director                March 28, 2002
 ------------------------------------------------
            William L. Amos, Jr., M.D.


              /s/ DAVID SAMUEL COATS                              Director                March 28, 2002
 ------------------------------------------------
                David Samuel Coats

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
AVIDYN, Inc.

     We have audited the accompanying consolidated balance sheets of AVIDYN, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AVIDYN, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          GRANT THORNTON LLP

Dallas, Texas
February 8, 2002

                                  AVIDYN, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001         2000
                                                              ----------   -----------
                                        ASSETS

Current assets
  Cash and cash equivalents.................................  $3,131,952   $        --
  Short term investments....................................   1,000,000            --
  Accounts receivable -- trade, net of allowance for
     doubtful accounts of $85,495 and $23,000 at December
     31, 2001 and 2000, respectively........................     951,119       560,051
  Prepaid expenses and other current assets.................     481,165       290,305
  Net current assets of discontinued operations.............          --     1,132,111
  Income tax refundable.....................................     378,973            --
  Deferred income taxes.....................................     144,826       187,946
                                                              ----------   -----------
          Total current assets..............................   6,088,035     2,170,413
Note receivable -- officer, including accrued interest......          --       479,089
Property and equipment, net.................................   1,152,187       445,341
Noncurrent receivables......................................          --       144,670
Net noncurrent assets of discontinued operations............          --     6,692,890
Deferred income taxes.......................................      13,332       367,037
Goodwill....................................................     493,336            --
                                                              ----------   -----------
          Total assets......................................  $7,746,890   $10,299,440
                                                              ==========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable -- trade.................................  $   70,815   $   328,694
  Accrued liabilities.......................................     525,414       610,621
  Borrowings under bank line of credit......................          --       271,436
                                                              ----------   -----------
          Total current liabilities.........................     596,229     1,210,751
Deferred gain on sale of real estate option.................     149,382       607,417
Commitments and contingencies...............................          --            --
Stockholders' equity
  Preferred stock -- $0.10 par; 4,000,000 shares authorized,
     no shares issued or outstanding........................          --            --
  Common stock -- $0.01 par; 8,000,000 shares authorized,
     3,620,092 and 4,712,492 issued and outstanding in 2001
     and 2000, respectively.................................      36,201        47,125
  Additional paid-in capital................................   4,740,955     8,662,702
  Retained earnings (deficit)...............................   2,224,123      (228,555)
                                                              ----------   -----------
     Total stockholders' equity.............................   7,001,279     8,481,272
                                                              ----------   -----------
          Total liabilities & stockholders' equity..........  $7,746,890   $10,299,440
                                                              ==========   ===========

        The accompanying notes are an integral part of these statements.

                                  AVIDYN, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Revenues....................................................  $ 5,930,545   $ 2,149,921
Operating expenses
  Salaries and wages........................................    6,060,238     3,139,254
  Other operating expenses..................................    3,543,830     1,525,967
  Depreciation and amortization.............................      195,134        76,454
                                                              -----------   -----------
          Total operating expenses..........................    9,799,202     4,741,675
                                                              -----------   -----------
Loss from operations........................................   (3,868,657)   (2,591,754)
                                                              -----------   -----------
Other income (expense)
  Interest expense..........................................      (11,422)      (25,283)
  Investment income.........................................      399,036        30,168
  Other income..............................................      609,129            --
                                                              -----------   -----------
          Total other income (expense)......................      996,743         4,885
                                                              -----------   -----------
Loss from continuing operations before income taxes.........   (2,871,914)   (2,586,869)
Income tax benefit..........................................     (902,896)     (965,616)
                                                              -----------   -----------
Loss from continuing operations.............................   (1,969,018)   (1,621,253)
Discontinued operations
  Gain from sales of discontinued operations, net of tax
     expense of $2,297,813 in 2001..........................    4,326,371            --
  Income from discontinued operations, net of tax expense of
     $53,620 in 2001 and $986,552 in 2000...................       95,325     1,215,009
                                                              -----------   -----------
Net income (loss)...........................................  $ 2,452,678   $  (406,244)
                                                              ===========   ===========
Basic and diluted income (loss) per share
  Continuing operations.....................................  $     (0.44)  $     (0.35)
  Discontinued operations...................................          .99          0.26
                                                              -----------   -----------
Net income (loss)...........................................  $      0.55   $     (0.09)
                                                              ===========   ===========
Weighted average common shares outstanding..................    4,488,212     4,683,056
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                                  AVIDYN, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                               YEARS ENDED DECEMBER 31, 2001 AND 2000
                                  -----------------------------------------------------------------
                                       COMMON STOCK
                                  ----------------------   ADDITIONAL     RETAINED        TOTAL
                                    SHARES                   PAID-IN      EARNINGS    STOCKHOLDERS'
                                  OUTSTANDING    AMOUNT      CAPITAL     (DEFICIT)       EQUITY
                                  -----------   --------   -----------   ----------   -------------
Balance at January 1, 2000......   4,625,579    $ 46,256   $ 8,225,281   $  177,689    $ 8,449,226
  Exercise of stock options.....      86,913         869       353,580           --        354,449
  Tax benefit of stock option
     exercise...................          --          --        83,841           --         83,841
  Net loss......................          --          --            --     (406,244)      (406,244)
                                  ----------    --------   -----------   ----------    -----------
Balance at December 31, 2000....   4,712,492      47,125     8,662,702     (228,555)     8,481,272
  Acquisition of common stock...  (1,101,100)    (11,011)   (3,954,764)          --     (3,965,775)
  Exercise of stock options.....       8,700          87        29,319           --         29,406
  Tax benefit of stock option
     exercise...................          --          --         3,698           --          3,698
  Net income....................          --          --            --    2,452,678      2,452,678
                                  ----------    --------   -----------   ----------    -----------
Balance at December 31, 2001....   3,620,092    $ 36,201   $ 4,740,955   $2,224,123    $ 7,001,279
                                  ==========    ========   ===========   ==========    ===========

        The accompanying notes are an integral part of these statements.

                                  AVIDYN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Cash flows related to operating activities
  Net income (loss).........................................  $ 2,452,678   $  (406,244)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) continuing operations
     Gain from sales of discontinued operations.............   (4,326,371)           --
     Income from discontinued operations....................      (95,325)   (1,215,009)
     Depreciation and amortization..........................      195,134        76,454
     Loss on disposal of assets.............................       29,000            --
     Amortization of deferred gain on real estate
      transaction...........................................     (458,035)      (91,000)
     Deferred income taxes..................................      400,523        65,051
     Net changes in operating assets and liabilities
       Accounts receivable -- trade.........................     (391,068)     (471,176)
       Income tax refundable................................     (378,973)      300,093
       Prepaid expenses and other current assets............      (31,526)     (154,804)
       Accounts payable -- trade............................     (257,879)       82,872
       Accrued expenses.....................................      (85,207)      163,875
                                                              -----------   -----------
Net cash used in operating activities -- continuing
  operations................................................   (2,947,049)   (1,649,888)
Cash flows related to investing activities
  Proceeds from sale of discontinued operations.............   16,355,504            --
  PROMED acquisition........................................     (508,000)           --
  Purchase of short term investments........................   (1,000,000)           --
  Purchases of property and equipment.......................     (930,980)     (146,132)
                                                              -----------   -----------
Net cash provided by (used in) investing activities.........   13,916,524      (146,132)
Cash flows related to financing activities
  Repayment of loan to officer, including accrued
     interest...............................................      479,089            --
  Net (repayments) on revolving line of credit..............     (271,436)     (123,825)
  Acquisition and cancellation of common stock..............   (3,965,775)           --
  Proceeds from issuance of common stock....................       29,406       354,449
                                                              -----------   -----------
Net cash provided by (used in) financing activities.........   (3,728,716)      230,624
                                                              -----------   -----------
Net cash provided by (used in) continuing operations........    7,240,759    (1,565,396)
Net cash provided by (used in) discontinued operations......   (4,108,807)    1,565,396
                                                              -----------   -----------
Net increase in cash and cash equivalents...................    3,131,952            --
Cash and cash equivalents at beginning of period............           --            --
                                                              -----------   -----------
Cash and cash equivalents at end of period..................  $ 3,131,952   $        --
                                                              ===========   ===========
Supplemental cash flow disclosures
  Interest paid.............................................  $     9,033   $    25,283
                                                              ===========   ===========
  Income taxes paid (refunded)..............................  $ 1,250,000   $  (237,837)
                                                              ===========   ===========

        The accompanying notes are an integral part of these statements.

                                  AVIDYN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -- BACKGROUND AND ORGANIZATION

     AVIDYN, Inc. ("Company"), a Delaware corporation, is a holding company of healthcare information services companies. The Company's name was changed from MedicalControl, Inc. on January 26, 2001. At December 31, 2000, the Company was comprised of four operating subsidiaries: ppoONE, Inc. (formerly ppoONE.com, inc.), providing Application Service Provider ("ASP") eHealth solutions for preferred provider organizations ("PPO") and payers; ValueCHECK, Inc. ("ValueCHECK"), providing utilization review and case management for third party administrators ("TPA"); MedicalControl Network Solutions, Inc. ("MNS"), providing managed care services, primarily through its PPO networks; and Diversified Group Administrators, Inc. ("DGA"), providing TPA services.

     On October 26, 2000 the Company signed a definitive agreement to sell MNS for $13.5 million cash and on November 14, 2000, the Company signed a definitive agreement to sell DGA for $2.5 million cash. The sale of DGA was completed on January 22, 2001, and the sale of MNS was completed on February 1, 2001. Accordingly, the operations of these sold companies are reflected in the accompanying financial statements as "Discontinued Operations" (see Note 3).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  ACCOUNTS RECEIVABLE -- TRADE

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers. Because of the credit risk involved, management has provided an allowance for doubtful accounts, which reflects its estimate of amounts that will eventually become uncollectible.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated on a straight-line basis, over their estimated useful lives (generally 3 to 7 years). Major additions and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets. Maintenance, repairs and minor improvements are expensed as incurred.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

  SHORT TERM INVESTMENTS

     Short term investments represent highly liquid investments with maturities of greater than three months and less than one year.

  INCOME TAXES

     Deferred income taxes are provided for temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. Deferred taxes are recorded for temporary differences based upon enacted tax rates anticipated to be in effect when the temporary differences are expected to reverse.

                                  AVIDYN, INC.

  REVENUE RECOGNITION

     ppoONE generates revenue principally from transaction fees for repricing medical insurance claims. Additional revenues are earned from custom programming and implementation fees. Transaction fees are recognized as claims are processed. Implementation fees are recognized pro rata over the implementation period, which is generally three to six months. Revenues from custom programming are recognized as the services are performed.

     ValueCHECK earns revenue by providing utilization review and case management services primarily to self-insured employers. Fees are recognized as the services are performed.

     During 2001, one customer accounted for 11% of the revenues of the Company. During 2000, two customers accounted for 23% and 15% of the revenues of the Company, respectively

  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average common shares and dilutive shares outstanding during the period. There was no impact from dilutive common equivalent shares since losses from continuing operations were reported in both 2001 and 2000.

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

  FAIR VALUE OF FINANCIAL INVESTMENTS

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short term maturity of these financial instruments.

  NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and Statement of Financial Accountings Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supercedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, a company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, Intangible Assets and is effective January 1, 2002.

     In August and September 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143"), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated retirement cost. It also provides accounting guidance

                                  AVIDYN, INC.

for legal options associated with the retirement of tangible long-lived assets. SFAS 144 established a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. The Company plans to adopt these statements as of their effective dates and does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.

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

NOTE 3 -- DISCONTINUED OPERATIONS

     As discussed in Note 1, the Company sold DGA in January 2001 and MNS in February 2001. The accompanying financial statements have been reclassified to reflect the assets, liabilities and results of operations of these companies as "discontinued operations."

     Operating results were as follows:

                                                                2001        2000
                                                              --------   ----------
Revenues
  MNS.......................................................  $717,389   $8,613,268
  DGA.......................................................        --    5,215,199
                                                              --------   ----------
                                                               717,389   13,828,467

Income before taxes.........................................   148,945    2,201,561
Income tax expense..........................................    53,620      986,552
Income from discontinued operations.........................    95,325    1,215,009

     The net assets of MNS and DGA at December 31, 2000 were as follows:

Cash........................................................  $ 1,005,828
Accounts receivable, net....................................    1,386,957
Prepaid expenses and other current assets...................      459,272
Trade accounts payable......................................   (1,082,018)
Other current liabilities...................................     (637,928)
                                                              -----------
          Net current assets of discontinued operations.....  $ 1,132,111
                                                              ===========
Property and equipment......................................  $ 1,000,510
Other assets................................................    5,874,958
Long-term debt..............................................     (182,578)
                                                              -----------
          Net noncurrent assets of discontinued
           operations.......................................  $ 6,692,890
                                                              ===========

NOTE 4 -- BUSINESS SEGMENT REPORTING

     The Company manages its business segments primarily on a products and services basis. The Company's reportable segments are comprised of eHealth solutions to the PPO and healthcare payer industry offered through ppoONE, Inc. and utilization review and case management services performed by ValueCHECK.

                                  AVIDYN, INC.

     The Company evaluates the performance of its business units based on segment operating profit or loss. Segment operating profit (loss) includes personnel, sales and marketing expenses and other operating expenses directly attributable to the segment and excludes certain expenses that are managed outside the segment. Costs excluded from the segment operating profit consist of corporate expenses, income taxes, interest income and interest expense. Corporate expenses are comprised primarily of executive compensation and other general and administrative expenses that are separately managed. Corporate assets are not included in segment assets and consist primarily of cash, short term investments, property and equipment, receivables and deferred income taxes.

     Summary information by segment as of and for the years ended December 31, 2001 and 2000, are as follows:

                                                                 2001         2000
                                                              ----------   ----------
ppoONE, Inc. Segment:
  Revenues..................................................  $2,967,852   $1,712,755
  Operating expenses........................................   5,040,220    2,985,258
                                                              ----------   ----------
     Operating loss.........................................  (2,072,372)  (1,272,503)
  Depreciation..............................................      80,564       47,482
  Segment assets............................................   1,078,343      476,614
ValueCHECK Segment:
  Revenues..................................................  $3,004,234   $  966,563
  Operating expenses........................................   2,669,662      998,114
                                                              ----------   ----------
     Operating income (loss)................................     334,572      (31,551)
  Depreciation..............................................      36,813        8,316
  Segment assets............................................   1,235,834      479,730

     A reconciliation of the Company's segment revenues, operating profit (loss) and segment assets to the corresponding consolidated amounts as of and for the years ended December 31, 2001 and 2000 are as follows:

                                                                2001          2000
                                                             -----------   -----------
Segment revenues...........................................  $ 5,972,086   $ 2,679,318
Intercompany revenues......................................      (41,539)     (529,397)
                                                             -----------   -----------
     Consolidated revenues.................................  $ 5,930,545   $ 2,149,921
                                                             ===========   ===========
Segment operating loss.....................................  $(1,737,800)  $(1,304,054)
Corporate expenses, net....................................   (2,130,857)   (1,287,700)
                                                             -----------   -----------
     Consolidated operating loss...........................  $(3,868,657)  $(2,591,754)
                                                             ===========   ===========
Segment assets.............................................  $ 2,314,177   $   956,344
Corporate assets...........................................    5,432,713     1,518,095
Discontinued assets........................................           --     7,825,001
                                                             -----------   -----------
     Consolidated assets...................................  $ 7,746,890   $10,299,440
                                                             ===========   ===========

                                  AVIDYN, INC.

NOTE 5 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment at December 31, 2001 and 2000, consisted of the following:

                                                      ESTIMATED
                                                     USEFUL LIFE      2001        2000
                                                     -----------   ----------   --------
Furniture and fixtures.............................   5-7 years    $  605,821   $298,653
Data processing equipment..........................   3-6 years       680,494    435,117
Computer software..................................     5 years       281,612     93,088
Leasehold improvements.............................     7 years       203,303     42,396
                                                                   ----------   --------
                                                                    1,771,230    869,254
Less accumulated depreciation......................                  (619,043)  (423,913)
                                                                   ----------   --------
Property and equipment, net........................                $1,152,187   $445,341
                                                                   ==========   ========

NOTE 6 -- LINE OF CREDIT

     In November 2000, the Company entered into a line of credit agreement with a bank. The agreement provides for a maximum line of credit of $750,000. The initial proceeds of the line of credit were used to repay the indebtedness of the Company. Direct borrowings bore interest at the prime rate plus 1%. Borrowings were collateralized by accounts receivable, and were limited to 80% of eligible accounts receivable. Borrowings under the line of credit were repaid with a portion of the proceeds from the sale of DGA on January 22, 2001. The line of credit expired in November 2001.

NOTE 7 -- BENEFIT PLAN

     The Company has a 401(k) profit sharing plan that covers all employees of the Company who have one year of service, as defined, and have reached age 21. Company contributions are discretionary based upon determinations made by the plan trustees. Employees become 100% vested in employer contributions after 5 years of service (accruing 20% per year of service, as defined). The Company recorded expense of $68,559 and $31,120 for plan contributions for the years ended December 31, 2001 and 2000, respectively.

NOTE 8 -- INCOME TAXES

     The income tax benefit attributable to continuing operations for the years ended December 31, 2001 and 2000, consisted of the following:

                                                                 2001         2000
                                                              -----------   ---------
Current:
  Federal...................................................  $(1,121,366)  $(883,029)
  State.....................................................           --    (116,871)
Deferred:
  Federal...................................................      218,470      30,276
  State.....................................................           --       4,008
                                                              -----------   ---------
       Total................................................  $  (902,896)  $(965,616)
                                                              ===========   =========

                                  AVIDYN, INC.

     The differences between the statutory federal income tax rate and the Company's effective income tax rate are as follows:

                                                              2001    2000
                                                              -----   -----
Statutory federal income tax rate...........................  (34.0)% (34.0)%
State income taxes, net of federal benefit..................     --    (2.9)
Nondeductible expenses......................................    0.4     0.7
Other.......................................................    2.2    (1.1)
                                                              -----   -----
     Total..................................................  (31.4)% (37.3)%
                                                              =====   =====

     The components of net deferred tax assets (liabilities) of continuing operations as of December 31, 2001 and 2000, are as follows:

                                                                2001       2000
                                                              --------   --------
Current deferred taxes:
  Assets:
     Nondeductible reserves.................................  $ 68,694   $ 57,640
     Deferred revenue.......................................    76,132    130,306
                                                              --------   --------
                                                               144,826    187,946
Noncurrent deferred taxes:
  Assets:
     Deferred gain from sale of option on real estate.......    50,790    233,856
     Net operating loss carryforward........................        --    176,526
     Other..................................................        --      1,740
  Liabilities:
     Property and equipment.................................   (37,458)   (45,085)
                                                              --------   --------
Noncurrent deferred taxes, net..............................    13,332    367,037
                                                              --------   --------
Total deferred taxes........................................  $158,158   $554,983
                                                              ========   ========

NOTE 9 -- DEFERRED GAIN ON SALE OF OPTION ON REAL ESTATE

     In connection with the Company's relocation of its corporate offices and principal operations in January 1997, management secured a purchase option on their new office facility. During September 1997, the Company sold this option for $910,000 cash to a third party, who subsequently exercised the option. Concurrent with the sale, the Company executed a ten-year lease extension. The gain from that transaction was being recognized on a straight-line basis over the life of the lease extension and was reflected as a deferred gain on the accompanying balance sheet.

     In 2001, the purchaser of MNS assumed the lease on 20,000 square feet (out of a total of 28,000 square feet) in the building which was the real estate covered by the option. Accordingly, a prorata portion ($433,000) of the deferred gain was recognized as other income. The remaining deferred gain continues to be amortized over the extended lease. The amount of gain amortization for each of the years ended December 31, 2001 and 2000 was $24,000 and $91,000, respectively.

                                  AVIDYN, INC.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

  LEASES

     The Company leases certain office space, furniture, and equipment under noncancelable operating leases that expire at various dates through 2007.

     At December 31, 2001, scheduled future minimum payments for operating leases with initial terms in excess of one year are as follows:

YEAR ENDED DECEMBER 31,
-----------------------
2002........................................................  $  875,625
2003........................................................     699,965
2004........................................................     519,631
2005........................................................     100,985
2006........................................................      92,724
2007........................................................      65,680
                                                              ----------
                                                              $2,354,610
                                                              ==========

     Rental expense for all operating leases for the years ended December 31, 2001 and 2000, was $904,190 and $474,442, respectively.

  LEASE AGREEMENT

     The Company is a party to a lease agreement under which the majority of the lease space has been assigned to an unrelated third party. The assigned lease expires in November, 2007 and the third party is directly responsible for the monthly payments of approximately $19,500. If the third party ceases to fulfill its obligation under the lease, the Company has full legal recourse to insure the third party's compliance.

  LITIGATION

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material effect on the Company's financial position, results of operations or cash flows.

NOTE 11 -- STOCK OPTIONS

     The Company has stock option plans adopted in 1992, 1993 and 2000 which provide that options for shares of the Company common stock may be granted to officers, directors and key employees of the Company at the fair market value on the date of grant. The options expire 10 years from the date of grant (or earlier if specified in the grant) and generally vest over a five year period. Options granted under the 2000 plan contain accelerated vesting provisions that provide for 25%, 50%, 75% and 100% vesting when the stock price increases over the exercise price by such percentages. In October of 2000, options granted prior to 2000 became fully vested when the Company entered into a definitive agreement to sell MNS.

     As further explained in Note 13, in October 2001, the Company entered into an agreement with the Company's chairman and majority shareholder, J. Ward Hunt, ("Hunt") to cancel an option agreement entitling Hunt to purchase 500,000 shares of common stock for $8.75 per share. In consideration for canceling the option agreement, Hunt was paid $5,000.

     In December 2001, the Board of Directors offered to pay option holders for the cancellation of their option agreements. As of December 31, 2001 four option holders cancelled their option agreements for $400,

                                  AVIDYN, INC.

which represented 16,500 shares. Subsequent to year end, sixteen additional option holders cancelled their option agreements for $12,845 which represented 442,500 shares. As of February 8, 2002 there are options outstanding to purchase 91,000 shares.

     The following table sets forth summarized information regarding the plans:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                                EXERCISE
                                                    SHARES     EXERCISE PRICE    PRICE
                                                   ---------   --------------   --------
Outstanding at January 1, 2000...................  1,264,502   $3.38 to $8.88    $7.35
  Granted........................................    198,500    5.00 to  7.13     6.69
  Exercised......................................    (86,913)   3.38 to  5.00     4.08
  Forfeited/cancelled............................    (37,689)   3.38 to  8.88     6.45
                                                   ---------   --------------    -----
Outstanding at December 31, 2000.................  1,338,400    3.38 to  8.88     7.51
  Granted........................................    148,000    4.63 to  5.75     5.08
  Exercised......................................     (8,700)            3.38     3.38
  Forfeited/cancelled............................   (944,200)   3.38 to  8.88     6.69
                                                   ---------   --------------    -----
Outstanding at December 31, 2001.................    533,500   $3.38 to $8.88    $6.41
                                                   =========   ==============    =====
Outstanding at February 8, 2002..................     91,000
                                                   =========
Exercisable options:
  December 31, 2000..............................  1,168,900
                                                   =========
  December 31, 2001..............................    360,250
                                                   =========
  February 8, 2002...............................     87,000
                                                   =========
Options available for future grants at December
  31, 2001.......................................  1,881,500
                                                   =========
  February 8, 2002...............................  2,324,000
                                                   =========

     The weighted average fair value of options granted during 2001 and 2000 was $2.32 and $3.37, respectively.

     Information about stock options outstanding at December 31, 2001 is summarized as follows:

                                            OPTIONS OUTSTANDING
                                    ------------------------------------    OPTIONS EXERCISABLE
                                                   WEIGHTED                ----------------------
                                                    AVERAGE     WEIGHTED                 WEIGHTED
                                                   REMAINING    AVERAGE                  AVERAGE
                                      NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES            OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
------------------------            -----------   -----------   --------   -----------   --------
$3.38 to $5.00....................    126,500      7.3 years     $4.30       111,500      $4.42
$5.01 to $7.50....................    268,500      8.1 years      6.19       110,250       6.10
$7.51 to $8.88....................    138,500      7.2 years      8.15       138,500       8.16
                                      -------                                -------
                                      533,500                                360,250
                                      =======                                =======

                                  AVIDYN, INC.

     Had compensation cost for the Company's stock options plans been determined consistent with the fair value method of Statement of Financial Accounting Standards (SFAS No. 123), the Company's net loss would have been increased to the pro forma amounts shown below:

                                                                 2001        2000
                                                              ----------   ---------
Net income (loss):
  As reported...............................................  $2,452,678   $(406,244)
  Pro forma.................................................  $2,100,737   $(799,033)
Loss per share:
  As reported...............................................  $     0.55   $    (.09)
  Pro forma.................................................  $     0.47   $    (.17)

     The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                              2001   2000
                                                              ----   ----
Risk free interest rate.....................................  4.94%  6.33%
Expected dividend yield.....................................   0.0%   0.0%
Expected volatility.........................................    45%    48%
Expected term...............................................     5      5

NOTE 12 -- PROMED ACQUISITION

     On October 1, 2001, the Company through its wholly-owned subsidiary, ValueCHECK, Inc. purchased substantially all of the assets from Medical Review, LLC dba PROMED in order to expand ValueCHECK's utilization review and case management services. The Company paid cash of $508,000 at closing and is obligated to pay up to $127,000 a year later if certain revenue levels are maintained. The pro forma effect of the acquisition is not material to the Company's operations. The acquisition was recorded under the newly issued accounting standards for Business Combinations (SFAS No. 141) and for Goodwill and Intangible Assets (SFAS No. 142). Consequently goodwill of $493,336 was recorded representing the amount paid at closing less the value of identifiable tangible assets acquired, consisting of accounts receivable. The goodwill is expected to be deductible for tax purposes.

NOTE 13 -- RELATED PARTY TRANSACTIONS

     In October 1994, the Company loaned $300,000 to its chairman and majority shareholder. The loan was secured by the pledge of 70,000 shares of the Company's common stock held by the chairman and majority stockholder. The principal and any unpaid interest were due in their entirety on March 30, 2001.

     On March 27, 2001, the Company's Board of Directors paid its chairman and majority shareholder a bonus in the amount of $900,000 for services rendered in connection with the sales of MNS and DGA, conditioned upon his repaying the principal and interest ($486,136) on the loan described above, reimbursing the Company for $150,000 of premiums paid on a life insurance policy to fund a deferred compensation agreement and upon the cancellation of the deferred compensation agreement.

     On October 15, 2001, the Company purchased 106,960 shares of its common stock from The Answer Partnership, Ltd. and 993,040 shares of its common stock from The Essential Endowment Trust for $3.60 per share. These shares were beneficially owned by J. Ward Hunt ("Hunt"), the Company's chairman and majority shareholder. Under the Agreement, a cash payment of $2,500,000 was made on October 15, 2001 and the remaining payment of $1,460,000 plus $3,184 of interest was made on November 5, 2001. As a condition of closing, Hunt agreed to reduce his salary to be commensurate with the President of the Company and to

                                  AVIDYN, INC.

cancel an option agreement entitling Hunt to purchase 500,000 shares of the Company's common stock for $8.75 per share. The Company paid Hunt $5,000 for the cancellation of the option agreement. Subsequently the Company retired the 1,100,000 shares of its common stock purchased from the Partnership and the Trust as well as 1,100 shares of its common stock held in treasury.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 3.1      --    Restated Certificate of Incorporation of the Company, as
                amended.
 3.2      --    Amended and Restated Corporate Bylaws of the Company.
10.1      --    Form of Agreement by and between the Company and each of its directors and officers -- incorporated by reference to the
                Company's Annual Report on Form 10-KSB for the year ended
                December 31, 1996.
10.2      --    Asset Purchase Agreement dated July 30, 1999, by and between
                Diversified Group Administrators, Inc. and Group Resources,
                Inc. -- incorporated by reference to the Company's Quarterly
                Report on Form 10-QSB for the quarter ended September 30,
                1999.
10.3      --    Non-Employee Director Stock Compensation
                Plan -- incorporated by reference to the Company's Annual
                Report on Form 10-KSB for the year ended December 31, 1999.
10.4      --    Employment Agreement dated as of March 5, 2001, by and
                between AVIDYN, Inc. and Joseph A. Hensley, as amended.
10.5      --    Stock Purchase Agreement dated as of October 18, 2000,
                between MedicalControl, Inc., MedicalControl Holdings, Inc.,
                MedicalControl Network Solutions, Inc. and Beyond Benefits,
                Inc. (all schedules and exhibits have been omitted and will be provided to the Commission upon request.) -- incorporated by reference to the Company's definitive Proxy Statement for it Special Meeting held January 22, 2001.
10.6      --    Stock Purchase Agreement dated as of November 19, 2000,
                between MedicalControl Holdings, Inc., Diversified Group
                Administration, Inc., Diversified Group Insurance Agency of
                PA, Inc. and HealthASPex, Inc. (all schedules and exhibits have been omitted and will be provided to the Commission
                upon request.) -- incorporated by reference to the Company's definitive Proxy Statement for it Special Meeting held
                January 22, 2001.
10.7      --    Letter Agreement, dated June 18, 2001, by and among AVIDYN,
                Inc., Tatum CFO Partners, LLP and Randall D. Kurtz
                . -- incorporated by reference to the Company's Quarterly
                Report on Form 10-QSB for the quarter ended September 30,
                2001.
10.8      --    Employment Agreement dated December 3, 2001, by and between
                AVIDYN, Inc. and Stephanie L. McVay.
10.9      --    Securities Purchase Agreement, dated as of September 28,
                2001, by and among AVIDYN, Inc., The Answer Partnership,
                Ltd., the Essential Endowment Trust and J. Ward
                Hunt -- incorporated by reference to the Company's Current
                Report on Form 8-K filed October 23, 2001.
10.10     --    Amendment to Securities Purchase Agreement, dated as of
                October 9, 2001, by and among AVIDYN, Inc., The Answer
                Partnership, Ltd., The Essential Endowment Trust and J. Ward
                Hunt -- incorporated by reference to the Company's Current
                Report on Form 8-K filed October 23, 2001.
10.11     --    Agreement to Cancel Stock Option Agreement, dated as of
                October 15, 2001, by and between AVIDYN, Inc. and J. Ward
                Hunt. -- incorporated by reference to the Company's
                Quarterly Report on Form 10-QSB for the quarter ended June
                30, 2001.
10.12     --    Agreement dated as of March 27, 2001, by and between J. Ward
                Hunt, Lynn S. Hunt, The Ward Hunt Trust for Lynn Hunt,
                AVIDYN Holdings, Inc., and AVIDYN, Inc. -- incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.
10.13     --    ValueCHECK, Inc. 2002 Incentive Bonus Plan -- John Weymer.
10.14     --    AVIDYN, Inc. Calendar Year 2002 Bonus Plan for Joe Hensley
                and Randy Kurtz.
10.15     --    Employment Agreement dated as of March 23, 1998, be and
                between John D. Weymer and MedicalControl Network Solutions,
                Inc. -- incorporated by reference to the Company's Annual
                Report on Form 10-KSB for the year ended December 31, 2000.
10.16     --    Form of Agreement to Cancel by and between the Company and certain of its officers and directors.
21        --    Subsidiaries of the Company -- incorporated by reference to the Company's Annual Report on Form 10-KSB for the year
                ended December 31, 1998.
23.1      --    Consent of Grant Thornton LLP, independent certified public accountants.