Form 10QSB
period 2002-03-31
AVIDYN INC
filed 2002-05-14
CIK 897546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


(Mark one)

  XX     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------   ACT OF 1934


                  For the quarterly period ended March 31, 2002


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
------


         For the transition period from ______________ to _____________


                         Commission File Number: 1-11922


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock 3,620,092 as of May 13, 2002.

Transitional Small Business Disclosure Format (Check one): YES    NO X
                                                              ---   ---

                                  AVIDYN, INC.

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                              Page
                                                              ----
PART I - FINANCIAL INFORMATION

     Item 1 Consolidated Financial Statements                  3

     Item 2 Management's Discussion and Analysis               9

PART II - OTHER INFORMATION                                   11

                                  AVIDYN, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                        March 31,      December 31,
                                ASSETS                                     2002             2001
                                                                       ------------     ------------
Current Assets
      Cash and cash equivalents                                        $  2,875,037     $  3,131,952
      Short term investments                                              1,000,000        1,000,000
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $102,000 and $85,000 at
            March 31, 2002 and December 31, 2001, respectively              910,113          951,119
      Prepaid expenses and other current assets                             576,121          481,165
      Income tax refundable                                                 493,309          378,973
      Deferred income taxes                                                 132,774          144,826
                                                                       ------------     ------------
         Total current assets                                             5,987,354        6,088,035

Property and equipment, net                                               1,113,094        1,152,187
Deferred income taxes                                                            --           13,332
Goodwill                                                                    493,336          493,336
                                                                       ------------     ------------

      Total assets                                                     $  7,593,784     $  7,746,890
                                                                       ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable - trade                                         $    121,697     $     70,815
      Accrued liabilities                                                   465,733          525,414
                                                                       ------------     ------------
         Total current liabilities                                          587,430          596,229

Deferred gain on sale of real estate option                                 142,791          149,382
Deferred income taxes                                                        11,886               --
Commitments and contingencies                                                    --               --
Stockholders' equity
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                      --               --
      Common stock - $.01 par; 8,000,000 shares
         authorized, 3,620,092 issued and outstanding
          in 2002 and 2001, respectively                                     36,201           36,201
      Additional paid-in capital                                          4,740,955        4,740,955
      Retained earnings                                                   2,074,521        2,224,123
                                                                       ------------     ------------
         Total stockholders' equity                                       6,851,677        7,001,279
                                                                       ------------     ------------

      Total liabilities & stockholders' equity                         $  7,593,784     $  7,746,890
                                                                       ============     ============




   The accompanying notes are an integral part of these financial statements.

                                  AVIDYN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                            For The Three Months Ended
                                                                                     March 31,
                                                                            ------------------------------
                                                                                2002              2001
                                                                            ------------      ------------

Revenues                                                                    $  2,024,123      $  1,273,928
                                                                            ------------      ------------

Operating expenses
      Salaries and wages                                                       1,513,273         1,271,175
      Other operating expenses                                                   723,798           858,735
      Depreciation and amortization                                               61,796            27,163
                                                                            ------------      ------------

         Total operating expenses                                              2,298,867         2,157,073
                                                                            ------------      ------------

Loss from operations                                                            (274,744)         (883,145)
                                                                            ------------      ------------

Other income (expense)
      Interest expense                                                                --            (4,614)
      Investment income                                                           32,133           126,864
      Other income                                                                15,945           558,308
                                                                            ------------      ------------

         Total other income (expense)                                             48,078           680,558
                                                                            ------------      ------------

Loss from continuing operations before income taxes                             (226,666)         (202,587)

Income tax benefit                                                               (77,066)          (72,931)
                                                                            ------------      ------------

Loss from continuing operations                                                 (149,600)         (129,656)

Discontinued operations
      Gain from sales of discontinued operations, net of tax expense of
        $2,381,106 in 2001                                                            --         4,233,078
      Income  from discontinued operations, net of tax expense of
        $53,620 in 2001                                                               --            95,325
                                                                            ------------      ------------

Net income (loss)                                                           $   (149,600)     $  4,198,747
                                                                            ============      ============

Basic and diluted income (loss) per share
      Continuing operations                                                        (0.04)            (0.03)
      Discontinued operations                                                         --              0.92
                                                                            ------------      ------------
Net income (loss) per share                                                 $      (0.04)     $       0.89
                                                                            ============      ============

Weighted average common shares outstanding                                     3,620,092         4,718,405


   The accompanying notes are an integral part of these financial statements.

                                  AVIDYN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    For The Three Months Ended
                                                                             March 31,
                                                                   ------------------------------
                                                                        2002             2001
                                                                   ------------      ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income (loss)                                               $   (149,600)     $  4,198,747
      Adjustments to reconcile net income
         to net cash provided by operations:
      Gain from sales of discontinued operations                             --        (4,233,078)
      Income from discontinued operations                                    --           (95,325)
      Depreciation and amortization                                      61,796            27,163
      Loss on disposal of assets                                             --            29,000
      Amortization of deferred gain on real estate transaction           (6,591)         (438,263)
      Deferred income taxes                                              37,270           501,292
      Net changes in operating assets and liabilities
            Accounts receivable - trade                                  41,006          (296,901)
            Income tax refundable                                      (114,336)               --
            Prepaid expenses and other current assets                   (94,957)         (923,910)
            Accounts payable - trade                                     50,882           (21,721)
            Accrued expenses                                            (59,681)          454,423
                                                                   ------------      ------------

Net cash used in operating activities - continuing operations          (234,211)         (798,573)
                                                                   ------------      ------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
      Proceeds from sales of discontinued operations                         --        15,850,000
      Purchases of property and equipment                               (22,704)         (288,302)
                                                                   ------------      ------------

Net cash provided by (used in) investing activities                     (22,704)       15,561,698
                                                                   ------------      ------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
      Repayment of loan to officer, including accrued interest               --           479,089
      Net borrowings (repayments) on revolving line of credit                --          (271,436)
      Proceeds from issuance of common stock                                 --            29,406
                                                                   ------------      ------------

Net cash provided by financing activities                                    --           237,059
                                                                   ------------      ------------

Net cash provided by (used in) continuing operations                   (256,915)       15,000,184
Net cash used in discontinued operations                                     --        (1,989,593)

                                                                   ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (256,915)       13,010,591

Cash and cash equivalents at beginning of period                      3,131,952                --
                                                                   ------------      ------------

Cash and cash equivalents at end of period                         $  2,875,037      $ 13,010,591
                                                                   ============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                      $         --      $      4,614
                                                                   ============      ============


   The accompanying notes are an integral part of these financial statements.

                          AVIDYN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

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

NOTE 2 - BASIS OF PRESENTATION

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The Company believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-KSB.

NOTE 3 - DISCONTINUED OPERATIONS

The Company sold DGA in January 2001 and MNS in February 2001. The accompanying financial statements have been restated to reflect the results of operations as well as the net gain from the sale of these companies as "discontinued operations."

Operating results for the three months ended March 31, 2001 were as follows:

Revenues:
     MNS                                     $    717,389
     DGA                                               --
                                             ------------
                                                  717,389
                                             ============
     Income before taxes                          148,945
     Income tax expense                            53,620
     Income from discontinued operations     $     95,325


NOTE 4 - EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average dilutive shares outstanding during the period. There was no impact from dilutive common equivalent shares since losses from continuing operations were reported for all periods.


NOTE 5 - RECOGNITION OF DEFERRED GAIN

In 2001, the purchaser of MNS assumed the lease on 20,000 square feet (out of a total of 28,000 square feet) in the office building which the Company had previously recorded a deferred gain from the sale of a purchase option. Accordingly, a prorata portion ($433,000) of the deferred gain was recognized as other income.


NOTE 6 - BUSINESS SEGMENT REPORTING

The Company manages its business segments primarily on a products and services basis. The Company's reportable segments are comprised of eHealth solutions to the PPO and healthcare payer industry offered through pppONE and utilization review and case management services performed by ValueCHECK.

The Company evaluates the performance of its business units based on segment operating profit or loss. Segment operating profit (loss) includes personnel, sales and marketing expenses and other operating expenses directly attributable to the segment and excludes certain expenses that are managed outside the segment. Costs excluded from the segment operating profit consist of corporate expenses, income taxes, interest income and interest expense. Corporate expenses are comprised primarily of executive compensation and other general and administrative expenses that are separately managed. Corporate assets are not included in segment assets and consist primarily of cash and cash equivalents, short term investments, receivables, property and equipment and deferred income taxes.

Summary information by segment as of and for the periods ended March 31, 2002 and 2001, are as follows:

                                                 2002              2001
                                             ------------      ------------
ppoONE segment:
     Revenues                                $    837,042      $    731,794
     Operating expenses                           996,447         1,205,217
                                             ------------      ------------
          Operating loss                         (159,405)         (473,423)

     Depreciation                                  26,190             9,208
     Segment assets                               925,121           843,816

ValueCHECK segment:
     Revenues                                $  1,187,081      $    583,673
     Operating expenses                           919,199           487,179
                                             ------------      ------------
          Operating profit                        267,882            96,494

     Depreciation                                  12,265             5,023
     Segment assets , including $493,336
         of goodwill in 2002                    1,306,079           755,351

A reconciliation of the Company's segment revenues and operating profit (loss) to the corresponding consolidated amounts for the periods ended March 31, 2002 and 2001 and of the segment assets to the corresponding consolidated amounts as of March 31 2002 and December 31, 2001, are as follows:

                                               2002                      2001
                                          ---------------           ---------------

Segment revenues                          $     2,024,123           $     1,315,467
Intercompany revenues                                  --                   (41,539)
                                          ---------------           ---------------
     Consolidated revenues                $     2,024,123           $     1,273,928
                                          ===============           ===============

Segment operating profit (loss)           $       108,477           $      (376,929)
Corporate expenses, net                          (383,221)                 (506,216)
                                          ---------------           ---------------
     Consolidated operating loss                 (274,744)                 (883,145)
                                          ===============           ===============



                                          March 31, 2002           December 31, 2001
                                          ---------------          -----------------
Segment assets                            $     2,231,200           $     2,314,177
Corporate assets                                5,362,584                 5,432,713
                                          ---------------           ---------------
     Consolidated assets                  $     7,593,784           $     7,746,890
                                          ===============           ===============


NOTE 7 - RELATED PARTY TRANSACTION

On March 27, 2001, the Company's Board of Directors paid its chairman and majority shareholder a bonus in the amount of $900,000 for services rendered in connection with the sales of MNS and DGA, conditioned upon his repaying the principal and interest ($486,136) on a loan from the Company, reimbursing the Company for $150,000 of premiums paid on a life insurance policy to fund a deferred compensation agreement and upon the cancellation of the deferred compensation agreement.

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS


THE QUARTER OR THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THE QUARTER OR THREE MONTHS ENDED MARCH 31, 2001.

GENERAL

         On January 22, 2001, the Company completed the sale of DGA, its TPA subsidiary, and on February 1, 2001, it completed the sale of MNS, its PPO subsidiary. See Note 3 to Consolidated Financial Statements. Therefore, historical financial information for these two segments has been reported as discontinued operations in 2001. Continuing operations consists of ppoONE and ValueCHECK.

RESULTS OF OPERATIONS

         Revenues from continuing operations were up approximately $750,000 to $2,024,000 in the three months ended March 31, 2002 from $1,274,000 in the same period in 2001. ValueCHECK revenues increased $603,000 for the three month period due to the continued expansion of the customer base and the purchase of substantially all of the assets of Medical Review, LLC dba PROMED in October 2001. The ppoONE increase in revenues of $105,000 was from the expansion of the existing client base. The ppoONE revenue in 2001 included approximately $42,000 in intercompany revenues for services provided to the discontinued operations. These revenues were eliminated in consolidation.

         The Company reported a loss from operations of $275,000 for the 2002 quarter compared with a loss of $883,000, in 2001. The ppoONE loss of $159,000 was $314,000 less than the same quarter in the prior year. The significantly smaller loss in 2002 reflects the implementation of staff reductions in the fourth quarter of 2001 and the first quarter of 2002 to better manage to the slower revenue growth. ppoONE is focused on meeting the needs of its existing client base and achieving positive operating income verses the prior year focus of new product development. ValueCHECK's income from operations increased $172,000 to $268,000 for the 2002 quarter as compared to $96,000 for the same quarter in the prior year. Approximately half of the ValueCHECK operating income is from new customers acquired through existing marketing efforts and the remainder from the PROMED acquisition. The corporate overhead expenses for the first quarter of 2002 compared to the first quarter of 2001 declined $123,000 to $383,000 primarily due to the elimination of non-recurring expenses in 2001 including: moving the corporate headquarters and changing the corporate name and the related marketing expenses.

         In 2001, the Company recorded an after-tax gain of $4,233,000, $.90 per share, from the sales of the discontinued operations. In addition, there was operating income from the discontinued operations of $95,000, or $.02 per share, for a one month period in 2001. There were no discontinued operations in 2002. The Company had a net loss of $150,000, or $.04 per share, for the first quarter of 2002 as compared to net income of $4,199,000, or $.89 per share, in the comparable period of 2001, which included the gain from the discontinued operations.

         Salaries and wages increased $242,000 in the first three months ended March 31, 2002 over the same quarter in 2001. These increases reflect the new business of ValueCHECK and approximately two months of personnel costs related to the acceleration of ppoONE's product development which was eliminated after the Company changed its business focus which is discussed above. Other operating expenses decreased $135,000 in the three months over the comparable period in 2001. The decline is other expenses resulted primarily from the elimination of non-recurring charges. Depreciation and amortization increased $35,000 to $62,000 due to the expanded hardware and software requirements of the additional business.

         Investment income decreased $95,000 in 2002 due to the decline is the Company's cash reserves and the reduction in investment interest rates. Other income in the three months ended March 31, 2001 consists of $433,000 of deferred gain on the sale of a real estate option which was recognized when the purchaser of MNS assumed the lease on 20,000 square feet (out of a total of 28,000 square feet) in the building which was the real estate covered by the option and the refund of $150,000 of life insurance premiums previously paid by the Company.

LIQUIDITY AND CAPITAL REQUIREMENTS

         The Company had net working capital of approximately $5,400,000 at March 31, 2002, compared with $5,492,000 at December 31, 2001. Cash used in operations during the three months ended March 31, 2002 was approximately $234,000 compared with $799,000 during the same period in 2001. The reduction in the amount of cash used in operations in 2002 results from reduced personnel at ppoONE and increased profitability at ValueCHECK as they continue to add new business. The amount of cash used in operations is expected to further decline in subsequent quarters as ValueCHECK's business continues to grow and the benefit of a full year of revenue from the PROMED acquisition is achieved and a full year of lower expense from the ppoONE personnel reductions is realized.

         Capital expenditures for the purchase of tangible property and equipment were approximately $23,000 for the three months ended March 31, 2002 as compared to $288,000 in 2001. The reduction is capital expenditures is primarily the result of the completion of ppoONE's development activities.

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

     None

     (b)      Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            AVIDYN, Inc.



May 14, 2002                                 /s/ Joseph A. Hensley
                                            -----------------------------------
                                            Joseph A. Hensley
                                            President



                                             /s/ Randall D. Kurtz
                                            -----------------------------------
                                            Randall D. Kurtz
                                            Chief Financial Officer