Form 10QSB
period 2002-06-30
AVIDYN INC
filed 2002-08-14
CIK 897546

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

   (Mark one)
      XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------------    EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 2002

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
--------------    ACT OF 1934

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

              16980 Dallas Parkway, Suite 120, Dallas, Texas 75248
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 447-6447
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock 3,620,092 as of August 13, 2002.

Transitional Small Business Disclosure Format (Check one):    YES[ ]  NO [X]

                                  AVIDYN, INC.

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                           Page
PART I - FINANCIAL INFORMATION

     Item 1   Consolidated Financial Statements                              3

     Item 2   Management's Discussion and Analysis                           9

PART II - OTHER INFORMATION                                                 12

                                  AVIDYN, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                         June 30,        December 31,
                                ASSETS                                     2002              2001
                                                                       -------------     -------------
Current assets
      Cash and cash equivalents                                        $   2,909,919     $   3,131,952
      Short term investments                                               1,000,000         1,000,000
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $92,000 and $85,000
            at June 30, 2002 and  December 31, 2001, respectively            793,443           951,119
      Prepaid expenses and other current assets                              526,418           481,165
      Income tax refundable                                                  561,174           378,973
      Deferred income taxes                                                  116,752           144,826
                                                                       -------------     -------------
         Total current assets                                              5,907,706         6,088,035

Property and equipment, net                                                1,086,125         1,152,187
Deferred income taxes                                                             --            13,332
Goodwill                                                                     493,336           493,336
                                                                       -------------     -------------

      Total assets                                                     $   7,487,167     $   7,746,890
                                                                       =============     =============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable - trade                                         $     105,745     $      70,815
      Accrued liabilities                                                    418,337           525,414
                                                                       -------------     -------------
         Total current liabilities                                           524,082           596,229

Deferred gain on sale of real estate option                                  136,200           149,382
Deferred income taxes                                                         33,668                --
Commitments and contingencies                                                     --                --
Stockholders' equity
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                       --                --
      Common stock - $.01 par; 8,000,000 shares
         authorized, 3,620,092 issued and outstanding
          in 2002 and 2001, respectively                                      36,201            36,201
      Additional paid-in capital                                           4,740,955         4,740,955
      Retained earnings                                                    2,016,061         2,224,123
                                                                       -------------     -------------
         Total stockholders' equity                                        6,793,217         7,001,279
                                                                       -------------     -------------

      Total liabilities & stockholders' equity                         $   7,487,167     $   7,746,890
                                                                       =============     =============



   The accompanying notes are an integral part of these financial statements.

                                  AVIDYN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                      For the Three Months Ended     For The Six Months Ended
                                                                                June 30,                    June 30,
                                                                     ----------------------------   -----------------------------
                                                                        2002           2001           2002           2001
                                                                     -----------    -----------    -----------    -----------
Revenues                                                             $ 2,053,702    $ 1,446,359    $ 4,077,826    $ 2,720,287
                                                                     -----------    -----------    -----------    -----------

Operating expenses
      Salaries and wages                                               1,443,079      1,484,544      2,956,356      2,772,539
      Other operating expenses                                           677,033      1,009,035      1,400,828      1,850,951
      Depreciation and amortization                                       63,791         45,368        125,587         72,530
                                                                     -----------    -----------    -----------    -----------

         Total operating expenses                                      2,183,903      2,538,947      4,482,771      4,696,020
                                                                     -----------    -----------    -----------    -----------

Loss from operations                                                    (130,201)    (1,092,588)      (404,945)    (1,975,733)
                                                                     -----------    -----------    -----------    -----------

Other income (expense)
      Interest expense                                                        --         (2,104)            --         (6,718)
      Investment income                                                   25,733        123,793         57,866        250,657
      Other income                                                        15,945         14,071         31,890        572,379
                                                                     -----------    -----------    -----------    -----------

         Total other income (expense)                                     41,678        135,760         89,756        816,318
                                                                     -----------    -----------    -----------    -----------

Loss from continuing operations before income taxes                      (88,523)      (956,828)      (315,189)    (1,159,415)

Income tax benefit                                                       (30,061)      (344,458)      (107,127)      (417,389)
                                                                     -----------    -----------    -----------    -----------

Loss from continuing operations                                          (58,462)      (612,370)      (208,062)      (742,026)

Discontinued operations
      Gain from sales of discontinued operations, net of
        tax expense of $3,600 and $2,384,706 in 2001, respectively            --          6,400             --      4,239,478
      Income from discontinued operations, net of tax
        expense of $53,620 in 2001                                            --             --             --         95,325
                                                                     -----------    -----------    -----------    -----------

Net income (loss)                                                    $   (58,462)   $  (605,970)   $  (208,062)   $ 3,592,777
                                                                     ===========    ===========    ===========    ===========

Basic and diluted income (loss) per share
      Continuing operations                                          $     (0.02)   $     (0.13)   $     (0.06)   $     (0.16)
      Discontinued operations                                                 --           0.00             --           0.92
                                                                     -----------    -----------    -----------    -----------
Net income (loss) per share                                          $     (0.02)   $     (0.13)   $     (0.06)   $      0.76
                                                                     ===========    ===========    ===========    ===========


Weighted average common shares outstanding                             3,620,092      4,721,192      3,620,092      4,719,798
                                                                     ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                  AVIDYN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   For The Six Months Ended
                                                                          June 30,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 ------------    ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income (loss)                                             $   (208,062)   $  3,592,777
      Adjustments to reconcile net income (loss)
         to net cash provided by (used in) operations:
      Gain from sales of discontinued operations                           --      (4,239,478)
      Income from discontinued operations                                  --         (95,325)
      Depreciation and amortization                                   125,587          72,530
      Loss on disposal of assets                                           --          29,000
      Amortization of deferred gain on real estate transaction        (13,181)       (444,854)
      Deferred income taxes                                            75,074         501,292
      Net changes in operating assets and liabilities
            Accounts receivable - trade                               157,676        (121,868)
            Income tax refundable                                    (182,201)             --
            Prepaid expenses and other current assets                 (45,254)       (484,144)
            Accounts payable - trade                                   34,930            (393)
            Accrued expenses                                         (107,077)        (27,815)
                                                                 ------------    ------------

Net cash used in operating activities - continuing operations        (162,508)     (1,218,278)
                                                                 ------------    ------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
      Proceeds from sales of discontinued operations                       --      16,355,504
      Purchases of property and equipment                             (59,525)       (825,883)
                                                                 ------------    ------------

Net cash provided by (used in) investing activities                   (59,525)     15,529,621
                                                                 ------------    ------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
      Repayment of loan to officer, including accrued interest             --         479,089
      Net borrowings (repayments) on revolving line of credit              --        (271,436)
      Acquisition of treasury stock                                        --          (5,775)
      Proceeds from issuance of common stock                               --          29,406
                                                                 ------------    ------------

Net cash provided by financing activities                                  --         231,284
                                                                 ------------    ------------

Net cash provided by (used in) continuing operations                 (222,033)     14,542,627
Net cash used in discontinued operations                                   --      (4,104,553)
                                                                 ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (222,033)     10,438,074

Cash and cash equivalents at beginning of period                    3,131,952              --
                                                                 ------------    ------------

Cash and cash equivalents at end of period                       $  2,909,919    $ 10,438,074
                                                                 ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                    $         --    $      6,115
                                                                 ============    ============


   The accompanying notes are an integral part of these financial statements.

                          AVIDYN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

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

NOTE 2 - BASIS OF PRESENTATION

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and have not been audited by independent certified public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. The Company believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the aforementioned Form 10-KSB.

NOTE 3 - DISCONTINUED OPERATIONS

The Company sold DGA in January 2001 and MNS in February 2001. The accompanying financial statements have been restated to reflect the results of operations as well as the net gain from the sale of these companies as "discontinued operations."

Operating results for the six months ended June 31, 2001 were as follows:

      Revenues:
          MNS                                                           $717,389
          DGA                                                                 --
                                                                        --------
                                                                         717,389
                                                                        ========
       Income before taxes                                               148,945
       Income tax expense                                                 53,620
       Income from discontinued operations                              $ 95,325

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

Summary information by segment as of and for the three and six month periods ended June 30, 2002 and 2001, are as follows:

                                For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                    2002                2001                2002                2001
                                ------------        ------------        ------------        ------------
ppoONE Segment:
     Revenues                   $    793,013        $    780,912        $  1,630,055        $  1,512,706
     Operating expenses              769,229           1,308,764           1,765,676           2,513,981
                                ------------        ------------        ------------        ------------
      Operating profit (loss)         23,784            (527,852)           (135,621)         (1,001,275)


     Depreciation                     27,905              19,364              54,095              28,572
     Segment assets                  882,777           1,194,204             882,777           1,194,204

ValueCHECK Segment:
     Revenues                   $  1,260,689        $    665,447        $  2,447,771        $  1,249,120
     Operating expenses            1,002,058             616,059           1,921,258           1,103,238
                                ------------        ------------        ------------        ------------
      Operating profit               258,631              49,388             526,513             145,882

     Depreciation                     12,660               9,202              24,925              14,225
     Segment assets,
       including $493,336
       of goodwill in 2002         1,236,558             697,540           1,236,558             697,540

A reconciliation of the Company's segment revenues and operating profit (loss) to the corresponding consolidated amounts for the three and six month periods ended June 30, 2002 and 2001 and of the segment assets to the corresponding consolidated amounts as of June 30 2002 and December 31, 2001, are as follows:

                                   For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                        2002              2001                  2002              2001
                                    ------------      ------------          ------------      ------------
Segment revenues                    $  2,053,702      $  1,446,359          $  4,077,826      $  2,761,826
Intercompany revenues                         --                --                    --           (41,539)
                                    ------------      ------------          ------------      ------------
  Consolidated revenues             $  2,053,702      $  1,446,359          $  4,077,826      $  2,720,287
                                    ============      ============          ============      ============

Segment operating profit (loss)     $    282,415      $   (478,464)         $    390,892      $   (855,393)
Corporate expenses, net                 (412,616)         (614,124)             (795,837)       (1,120,340)
                                    ------------      ------------          ------------      ------------

  Consolidated operating loss       $   (130,201)     $ (1,092,588)         $   (404,945)     $ (1,975,733)
                                    ============      ============          ============      ============


                                        June 30, 2002       December 31, 2001
                                       --------------       -----------------
Segment assets                         $    2,119,335        $    2,314,177
Corporate assets                            5,367,832             5,432,713
                                       --------------        --------------
Consolidated assets                    $    7,487,167        $    7,746,890
                                       ==============        ==============

PART I - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS


THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2001.

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

RESULTS OF OPERATIONS

         Revenues from continuing operations for three and six months ended June 30, 2002 increased $607,000 and $1,358,000 over the comparable periods in 2001. ValueCHECK revenues increased $595,000 for the three month and $1,199,000 for the six month period due to the continued expansion of the customer base (approximately 70% of the increase) and the purchase of substantially all of the assets of Medical Review, LLC dba PROMED in October 2001 (approximately 30% of the increase). The ppoONE increase in revenues of $12,000 and $117,000, respectively, was from the existing client base. The ppoONE revenue in 2001 included approximately $42,000 in intercompany revenues for services provided to the discontinued operations. These revenues were eliminated in consolidation.

         The Company reported a loss from continuing operations of $58,000 or $0.02 per share for the second quarter and a $208,000 loss, or $0.06 per share for the six months ended June 30, 2002. This compares to losses from continuing operations in the comparable periods of 2001 of $612,000, or $0.13 per share and $742,000, or $0.16 per share, respectively. The second quarter 2002 loss from continuing operations ($58,000 and $0.02 per share) was significantly lower than the first quarter 2002 loss from continuing operations of $149,000, or $0.04 per share. ppoONE generated an operating profit of $24,000 for the second quarter of 2002 versus an operating loss of $528,000 in the second quarter of 2001. The operating profit in 2002 reflects the implementation of staff reductions in the fourth quarter of 2001 and in the first quarter of 2002 to better manage to the slower revenue growth. ppoONE is focused on meeting the needs of its existing client base and continuing to achieve operating profit versus the prior year focus of new product development. ValueCHECK's operating profit increased $209,000 and $381,000 over the comparable three and six month periods ended June 30 in 2001. In addition, ValueCHECK's second quarter 2002 operating profit was comparable to their operating profit in the first quarter of 2002. ValueCHECK's increased profitability between years is primarily the result of absorbing excess personnel capacity as their client base continued to expand. The corporate overhead expenses for the three and six months ended June 30, 2002 decreased $202,000 and $325,000, respectively, primarily due to the elimination of non-recurring expenses in 2001 including: moving the corporate headquarters and changing the corporate name and the related marketing and branding expenses.

         In 2001, the Company recorded an after-tax gain of $4,239,000, $0.90 per share, from the sales of the discontinued operations. In addition, there was operating income from the discontinued operations of $95,000, or $0.02 per share, for a one month period in 2001. There were no discontinued operations in 2002. The Company had a net loss of $58,000, or $0.02 per share, for the second quarter of 2002 as compared to a net loss of $606,000, or $0.13 per share, in the comparable period of 2001. The Company had a net loss for the six month period ended June 30, 2002 of $208,000, or $0.06 per share, versus net income of $3,593,000, $0.76 per share in 2001, which included the gain from the discontinued operations.

         Salaries and wages decreased $41,000 in the second quarter of 2002 over the comparable quarter in 2001, however, salaries and wages increased $184,000 for the six months ended June 30, 2002 compared to the prior year. Salaries and wages decreased $70,000 between the first and second quarters of 2002. These changes between quarters and six month periods reflect the hiring of personnel for the growth in new business at ppoONE and ValueCHECK and the acceleration of development of ppoONE's product offerings and related marketing and sales efforts starting in the first and second quarters of 2001. As previously noted, the ppoONE product development and related sales efforts were curtailed starting in the fourth quarter of 2001 and completed in the first quarter of 2002 in order to operate within the existing revenue base. Other operating expenses decreased $332,000 in the three months and $450,000 in the six months ended June 30, 2002 over the comparable periods in 2001. The decline in other expenses resulted primarily from the elimination of non-recurring charges. Depreciation and amortization increased $18,000 in the three months and $53,000 in the six months ended June 30, 2002 over the comparable periods in 2001 due to the expanded hardware and software requirements of the additional business.

         Investment income decreased $98,000 in the three months and $193,000 in the six months period ended June 30, 2002 over comparable periods in 2001 due to the decline in the Company's cash reserves used to fund operating deficits and the reduction in investment interest rates. Other income in the six months ended June 30, 2001 as compared to same period in 2002 consists of $433,000 of deferred gain on the sale of a real estate option which was recognized when the purchaser of MNS assumed the lease on 20,000 square feet (out of a total of 28,000 square feet) in the building which was the real estate covered by the option and the refund of $150,000 of life insurance premiums previously paid by the Company.

LIQUIDITY AND CAPITAL REQUIREMENTS

         The Company had net working capital of approximately $5,384,000 at June 30, 2002, compared with $5,492,000 at December 31, 2001. Cash used in operations during the six months ended June 30, 2002 was approximately $163,000 as compared to $1,218,000 in 2001. The reduction in the amount of cash used in operations in 2002 results from reduced personnel at ppoONE and increased profitability at ValueCHECK and ppoONE. The Company was cash flow positive for the second quarter of 2002. The positive cash flow from operations is expected to increase in subsequent quarters as ValueCHECK's business continues to grow and the benefit of a full year of revenue from the PROMED acquisition is achieved and a full year of lower expense from the ppoONE personnel reductions is realized.

         Capital expenditures for the purchase of tangible property and equipment were approximately $59,000 for the six months ended June 30, 2002 as compared to $826,000 in 2001. The reduction in capital expenditures is primarily the result of the completion of ppoONE's development activities.

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

     None

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 10, 2002. At the annual meeting the stockholders elected directors. No other items came before the stockholders. The following individuals were elected as directors of the Company:

NAME                                      POSITION                          FOR               WITHHELD
J. Ward Hunt                              Chairman of the Board             3,460,365         119,650
William L. Amos, Jr. M.D.                 Director                          3,488,615           91,400
Frank M. Burke, Jr.                       Director                          3,488,615           91,400
David Samuel Coats                        Director                          3,488,615           91,400

     ITEM 5 - OTHER INFORMATION

     None

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph A. Hensley

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall D. Kurtz

     (b)      Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  AVIDYN, Inc.


August 14, 2002                                    /s/ Joseph A. Hensley
                                                  -----------------------------
                                                  Joseph A. Hensley
                                                  President



                                                   /s/ Randall D. Kurtz
                                                  -----------------------------
                                                  Randall D. Kurtz
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
     99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
              Joseph A. Hensley

     99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
              Randall D. Kurtz