Form 10QSB
period 2002-09-30
AVIDYN INC
filed 2002-11-07
CIK 897546

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


   (Mark one)

      XX          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------------    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock 3,620,092 as of November 7, 2002.

Transitional Small Business Disclosure Format (Check one):    YES       NO X
                                                                  ----    ----

                                  AVIDYN, INC.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

     Item 1   Consolidated Financial Statements                                         3

     Item 2   Management's Discussion and Analysis                                     10

     Item 3   Controls and Procedures                                                  12

PART II - OTHER INFORMATION                                                            13

                                  AVIDYN, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                September 30,         December 31,
                                                                                    2002                  2001
                                                                                ------------          ------------

                                ASSETS
Current assets
      Cash and cash equivalents                                                 $  4,813,189          $  3,131,952
      Short term investments                                                              --             1,000,000
      Accounts receivable - trade, net of allowance
            for doubtful accounts of $105,000 and $85,000
            at September 30, 2002 and  December 31, 2001, respectively               911,087               951,119
      Prepaid expenses and other current assets                                      286,518               481,165
      Income tax refundable                                                           19,790               378,973
      Deferred income taxes                                                          202,793               144,826
                                                                                ------------          ------------
         Total current assets                                                      6,233,377             6,088,035

Property and equipment, net                                                        1,098,844             1,152,187
Deferred income taxes                                                                     --                13,332
Goodwill                                                                             493,336               493,336
                                                                                ------------          ------------

      Total assets                                                              $  7,825,557          $  7,746,890
                                                                                ============          ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable - trade                                                  $    127,451          $     70,815
      Accrued liabilities                                                       $    320,161               301,495
      Unearned income                                                                397,148               223,919
                                                                                ------------          ------------
         Total current liabilities                                                   844,760               596,229

Deferred gain on sale of real estate option                                          129,609               149,382
Deferred income taxes                                                                 45,593                    --
Commitments and contingencies                                                             --                    --
Stockholders' equity
      Preferred stock - $.10 par; 4,000,000
         shares authorized, no shares issued or outstanding                               --                    --
      Common stock - $.01 par; 8,000,000 shares
         authorized, 3,620,092 issued and outstanding
          in 2002 and 2001, respectively                                              36,201                36,201
      Additional paid-in capital                                                   4,740,955             4,740,955
      Retained earnings                                                            2,028,439             2,224,123
                                                                                ------------          ------------
         Total stockholders' equity                                                6,805,595             7,001,279
                                                                                ------------          ------------

      Total liabilities and stockholders' equity                                $  7,825,557          $  7,746,890
                                                                                ============          ============









   The accompanying notes are an integral part of these financial statements.

                                  AVIDYN, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                 For the Three Months Ended       For The Nine Months Ended
                                                                         September 30,                   September 30,
                                                                 ----------------------------    ----------------------------
                                                                     2002            2001            2002            2001
                                                                 ------------    ------------    ------------    ------------

Revenues                                                         $  2,190,009    $  1,509,285    $  6,267,835    $  4,229,572
                                                                 ------------    ------------    ------------    ------------

Operating expenses
      Salaries and wages                                            1,413,475       1,523,240       4,369,829       4,295,779
      Other operating expenses                                        733,366         923,493       2,134,194       2,774,442
      Depreciation and amortization                                    65,434          60,466         191,022         132,996
                                                                 ------------    ------------    ------------    ------------

         Total operating expenses                                   2,212,275       2,507,199       6,695,045       7,203,217
                                                                 ------------    ------------    ------------    ------------

Loss from operations                                                  (22,266)       (997,914)       (427,210)     (2,973,645)
                                                                 ------------    ------------    ------------    ------------

Other income (expense)
      Interest expense                                                     --          (1,214)             --          (7,932)
      Investment income                                                25,075          95,565          82,941         346,222
      Other income                                                     15,945          14,111          47,835         586,490
                                                                 ------------    ------------    ------------    ------------

         Total other income (expense)                                  41,020         108,462         130,776         924,780
                                                                 ------------    ------------    ------------    ------------

Income (loss) from continuing operations before income taxes           18,754        (889,452)       (296,434)     (2,048,865)

Income tax (benefit) provision                                          6,376        (320,203)       (100,751)       (737,592)
                                                                 ------------    ------------    ------------    ------------

Income (loss) from continuing operations                               12,378        (569,249)       (195,683)     (1,311,273)

Discontinued operations
      Gain from sales of discontinued operations, net of tax
        expense of $3,600 and $2,384,706 in 2001, respectively             --           6,400              --       4,239,478
      Income  from discontinued operations, net of tax expense
        of $53,620 in 2001                                                 --              --              --          95,325
                                                                 ------------    ------------    ------------    ------------

Net income (loss)                                                $     12,378    $   (562,849)   $   (195,683)   $  3,023,530
                                                                 ============    ============    ============    ============

Basic and diluted income (loss) per share
      Continuing operations                                      $       0.00    $      (0.12)   $      (0.05)   $      (0.28)
      Discontinued operations                                              --            0.00              --            0.92
                                                                 ------------    ------------    ------------    ------------
Net income (loss) per share                                      $       0.00    $      (0.12)   $      (0.05)   $       0.64
                                                                 ============    ============    ============    ============


Weighted average common shares outstanding                          3,620,092       4,721,192       3,620,092       4,720,266
                                                                 ============    ============    ============    ============







   The accompanying notes are an integral part of these financial statements.

                                  AVIDYN, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 For The Nine Months Ended
                                                                                       September 30,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              ------------    ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
   Net income (loss)                                                          $   (195,683)   $  3,023,530
      Adjustments to reconcile net income (loss)
         to net cash provided by (used in) operations:
      Gain from sales of discontinued operations                                        --      (4,239,478)
      Income from discontinued operations                                               --         (95,325)
      Depreciation and amortization                                                191,022         132,996
      Loss on disposal of assets                                                        --          29,000
      Amortization of deferred gain on real estate transaction                     (19,773)       (451,444)
      Deferred income taxes                                                            958         271,483
      Net changes in operating assets and liabilities
            Accounts receivable - trade                                             40,032        (223,026)
            Income tax refundable                                                  359,183              --
            Prepaid expenses and other current assets                              194,647        (191,361)
            Accounts payable - trade                                                56,636        (155,591)
            Accrued expenses                                                       191,895         (55,276)
                                                                              ------------    ------------

Net cash provided by (used in) operating activities - continuing operations        818,917      (1,954,492)
                                                                              ------------    ------------

CASH FLOWS RELATED TO INVESTING ACTIVITIES
      Proceeds from sales of discontinued operations                                    --      16,355,504
      Proceeds from short term investments                                       1,000,000              --
      Purchases of property and equipment                                         (137,680)       (908,455)
                                                                              ------------    ------------

Net cash provided by investing activities                                         862,320      15,447,049
                                                                              ------------    ------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES
      Repayment of loan to officer, including accrued interest                          --         479,089
      Net borrowings (repayments) on revolving line of credit                           --        (271,436)
      Acquisition of treasury stock                                                     --          (5,775)
      Proceeds from issuance of common stock                                            --          29,406
                                                                              ------------    ------------

Net cash provided by financing activities                                               --         231,284
                                                                              ------------    ------------

Net cash provided by continuing operations                                       1,681,237      13,723,841
Net cash used in discontinued operations                                                --      (4,195,700)

                                                                              ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        1,681,237       9,528,141

Cash and cash equivalents at beginning of period                                 3,131,952              --
                                                                              ------------    ------------

Cash and cash equivalents at end of period                                    $  4,813,189    $  9,528,141
                                                                              ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                 $         --    $      6,115
                                                                              ============    ============











   The accompanying notes are an integral part of these financial statements.

                          AVIDYN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

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

Operating results for the nine months ended September 31, 2001 were as follows:

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


NOTE 4 - EARNINGS PER SHARE

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average dilutive shares outstanding during the period. There was no impact from dilutive common equivalent shares since losses or nominal income from continuing operations were reported for all periods.


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

Summary information by segment as of and for the three and nine month periods ended September 30, 2002 and 2001, are as follows:

                              For the Three Months Ended          For the Nine Months Ended
                                     September 30,                       September 30,
                                2002             2001              2002              2001
                            ------------     ------------      ------------      ------------
ppoONE Segment:
 Revenues                   $    890,323     $    763,293      $  2,520,378      $  2,276,000
 Operating expenses              849,552        1,300,728         2,615,228         3,814,709
                            ------------     ------------      ------------      ------------
 Operating profit (loss)          40,771         (537,435)          (94,850)       (1,538,709)

 Depreciation                     28,390           25,861            82,485            54,433
 Segment assets                  961,097        1,029,876           961,097         1,029,876

ValueCHECK Segment:
 Revenues                   $  1,299,686     $    745,992      $  3,747,457      $  1,995,111
 Operating expenses            1,005,439          702,968         2,926,697         1,806,204
                            ------------     ------------      ------------      ------------
 Operating profit                294,247           43,024           820,760           188,907

 Depreciation                     13,785           10,609            38,710            24,834
 Segment assets,
   including $493,336
   of goodwill in 2002         1,296,908          689,851         1,296,908           689,851



A reconciliation of the Company's segment revenues and operating profit (loss) to the corresponding consolidated amounts for the three and nine month periods ended September 30, 2002 and 2001 and of the segment assets to the corresponding consolidated amounts as of September 30, 2002 and December 31, 2001, are as follows:

                                      For the Three Months Ended          For the Nine Months Ended
                                              September 30,                       September 30,
                                    ------------------------------      ------------------------------
                                        2002              2001              2002              2001
                                    ------------      ------------      ------------      ------------
Segment revenues                    $  2,190,009      $  1,509,285      $  6,267,835      $  4,271,111
Intercompany revenues                         --                --                --           (41,539)
                                    ------------      ------------      ------------      ------------
   Consolidated revenues            $  2,190,009      $  1,509,285      $  6,267,835      $  4,229,572
                                    ============      ============      ============      ============

Segment operating profit (loss)     $    335,018      $   (494,411)     $    725,910      $ (1,349,802)
Corporate expenses, net                 (357,284)         (503,503)       (1,153,120)       (1,623,843)
                                    ------------      ------------      ------------      ------------
   Consolidated operating loss      $    (22,266)     $   (997,914)     $   (427,210)     $ (2,973,645)
                                    ============      ============      ============      ============



                       September 30,      December 31,
                            2002              2001
                        ------------     ------------
Segment assets          $  2,258,005     $  2,314,177
Corporate assets           5,567,552        5,432,713
                        ------------     ------------
Consolidated assets     $  7,825,557     $  7,746,890
                        ============     ============

NOTE 7 - MERGER TRANSACTION

On November 2, 2002, AVIDYN, Inc. entered into a definitive agreement for a merger of AVIDYN, Inc. and a wholly owned subsidiary of Fiserv, Inc. The merger agreement, which is subject to customary regulatory and stockholder approvals, provides that all of the outstanding shares of AVIDYN, Inc. common stock would be exchanged for shares of Fiserv, Inc. common stock having an aggregate market value equal to $10.5 million, based upon the average closing price for a share of Fiserv, Inc.'s common stock over the twenty trading day period ending two business days prior to the closing of the merger. The $10.5 million will be increased or decreased by the amount, if any, between i) the total assets of AVIDYN, Inc. at the time of the merger less the total liabilities of AVIDYN, Inc. at the time of the merger, and ii) Six Million Eight Hundred Thousand Dollars ($6,800,000); provided, however that no such adjustment shall be made if the adjustment would result in increasing or decreasing the $10.5 million by less than $25,000.

PART I - ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS


THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001.

GENERAL

         On January 22, 2001, the Company completed the sale of DGA, its TPA subsidiary, and on February 1, 2001, it completed the sale of MNS, its PPO subsidiary. See Note 3 to Consolidated Financial Statements. Therefore, historical financial information for these two segments has been reported as discontinued operations in 2001. Continuing operations consist of ppoONE and ValueCHECK.

RESULTS OF OPERATIONS

         Revenues from continuing operations for three and nine months ended September 30, 2002 increased $681,000 and $2,038,000 over the comparable periods in 2001. ValueCHECK revenues increased $554,000 for the three month and $1,752,000 for the nine month period due to the continued expansion of the customer base (approximately 70% of the increase) and the purchase of substantially all of the assets of Medical Review, LLC dba PROMED in October 2001 (approximately 30% of the increase). The majority of the ppoONE increase in revenues of $127,000 and $244,000, respectively, was from the existing client base. The rest of the increase was from installation revenues of $43,000 from new clients. The ppoONE revenue in 2001 included approximately $42,000 in intercompany revenues for services provided to the discontinued operations. These revenues were eliminated in consolidation.

         The Company reported income from continuing operations of $12,000 for the third quarter, or $0.00 per share, and a ($196,000) loss, or ($0.05) per share for the nine months ended September 30, 2002. This compares to losses from continuing operations in the comparable periods of 2001 of ($569,000), or ($0.12) per share and ($1,311,000), or
         ($0.28) per share, respectively. ppoONE generated an operating profit of $41,000 for the third quarter of 2002 versus an operating loss of ($537,000) in the third quarter of 2001. The operating profit in 2002 reflects the implementation of staff reductions in the fourth quarter of 2001 and in the first quarter of 2002 to better manage to the slower revenue growth and the increase in client transaction volume. The operating profit in the third quarter of 2002 continues the trend of operating profits that ppoONE initially reported starting in the second quarter of 2002. ppoONE is focused on meeting the needs of its existing client base and continuing to achieve operating profit versus the prior year focus of new product development. ValueCHECK's operating profit increased $251,000 and $632,000 over the comparable three and nine month periods ended September 30 in 2001. In addition, ValueCHECK's third quarter 2002 operating profit reflects an increase of $36,000 over the operating income in the second quarter of 2002. ValueCHECK's increased profitability between years is primarily the result of absorbing excess personnel capacity as their client base continued to expand. The corporate overhead expenses for the three and nine months ended September 30, 2002 decreased $146,000 and $471,000, respectively, primarily due to the elimination of non-recurring expenses in 2001 including: moving the corporate headquarters and changing the corporate name and the related marketing and branding expenses.

         In 2001, the Company recorded an after-tax gain of $4,239,000, $0.90 per share, from the sales of the discontinued operations. In addition, there was operating income from the discontinued operations of $95,000, or $0.02 per share, for a one month period in 2001. There were no discontinued operations in 2002. The Company had net income of $12,000, or $0.00 per share, for the third quarter of 2002 as compared to a net loss of ($563,000), or ($0.12) per share, in the comparable period of 2001. The Company had a net loss for the nine month period ended September 30, 2002 of ($196,000), or ($0.05) per share, versus net income of $3,024,000, $0.64 per share in 2001, which included the gain from the discontinued operations.

         Salaries and wages decreased $110,000 in the third quarter of 2002 over the comparable quarter in 2001, however, salaries and wages increased $74,000 for the nine months ended September 30, 2002 compared to the prior year. Salaries and wages decreased $30,000 between the second and third quarters of 2002. These changes between quarters and nine month periods reflect the hiring of personnel for the growth in new business at ppoONE and ValueCHECK and the acceleration of development of ppoONE's product offerings and related marketing and sales efforts starting in the first and second quarters of 2001. As previously noted, the ppoONE product development and related sales efforts were curtailed starting in the fourth quarter of 2001 and completed in the first quarter of 2002 in order to operate within the existing revenue base thus resulting in the decline of salaries and wages in the second and third quarter of 2002. Other operating expenses decreased $190,000 in the three months and $640,000 in the nine months ended September 30, 2002 over the comparable periods in 2001. The decline in other expenses resulted primarily from the elimination of the non-recurring charges described above. Depreciation and amortization increased $5,000 in the three months and $58,000 in the nine months ended September 30, 2002 over the comparable periods in 2001 due to the expanded hardware and software requirements of the additional business.

         Investment income decreased $70,000 in the three months and $263,000 in the nine months period ended September 30, 2002 over comparable periods in 2001 due to the reduction in investment interest rates and the decline in the Company's cash reserves which were primarily used to fund operating deficits and to repurchase Company common stock. Other income in the nine months ended September 30, 2001 as compared to same period in 2002 consists of $433,000 of deferred gain on the sale of a real estate option which was recognized when the purchaser of MNS assumed the lease on 20,000 square feet (out of a total of 28,000 square feet) in the building which was the real estate covered by the option and the refund of $150,000 of life insurance premiums previously paid by the Company.

LIQUIDITY AND CAPITAL REQUIREMENTS

         The Company had net working capital of approximately $5,389,000 at September 30, 2002, compared with $5,492,000 at December 31, 2001. Cash provided by operations during the nine months ended September 30, 2002 was approximately $819,000 as compared to cash used by operations of $1,954,000 in 2001. The positive cash flow in operations in 2002 results primarily from reduced personnel at ppoONE and increased profitability at ValueCHECK and ppoONE.

         Capital expenditures for the purchase of tangible property and equipment were approximately $138,000 for the nine months ended September 30, 2002 as compared to $908,000 in 2001. The reduction in capital expenditures is primarily the result of the completion of ppoONE's development activities. Under the PROMED purchase agreement dated October 1, 2001, the Company is obligated to pay an additional $127,000 if certain revenue targets are achieved during its first year of operations. Since its targets have been met, the additional payment will be made as of November 1, 2002 and recorded as goodwill.

         Management believes that cash flows from operations, cash on hand and invested and the Company's borrowing capacity will be sufficient to fund liquidity needs and capital requirements for the fiscal year 2002 and thereafter for the foreseeable future. The Company has not paid dividends in the past and does not anticipate the payment of such in the future.

CRITICAL ACCOUNTING POLICIES

         The Company does not consider any specific accounting policies to be critical to the economic success of the entity. The Company does not participate in, nor has created, any off-balance sheet special purpose entities or other off-balance sheet financing, other than operating leases. In addition, the Company does not use any derivative financial instruments.

PART 1 - ITEM 3.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the President and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or other factors that could significantly affect these disclosure controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph A. Hensley

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Randall D. Kurtz

(b)      Reports on Form 8-K

     On August 9, 2002, the Company filed a Current Report on Form 8-K relating to the resignation of Dr. William L. Amos from the Company's Board of Directors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  AVIDYN, Inc.


November 7, 2002                  /s/ Joseph A. Hensley
                                 ----------------------------------------
                                 Joseph A. Hensley
                                 President



                                  /s/ Randall D. Kurtz
                                 ----------------------------------------
                                 Randall D. Kurtz
                                 Chief Financial Officer



                                 CERTIFICATIONS

CERTIFICATION OF PRESIDENT, AVIDYN, INC.

I, Joseph A. Hensley, President, AVIDYN, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of AVIDYN, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 7, 2002                    /s/ Joseph A. Hensley
                                    ---------------------
                                    Joseph A. Hensley
                                    President

CERTIFICATION OF CHIEF FINANCIAL OFFICER, AVIDYN, INC.

I, Randall D. Kurtz, Chief Financial Officer, AVIDYN, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of AVIDYN, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 7, 2002                                     /s/ Randall D. Kurtz
                                                     ------------------------
                                                     Randall D. Kurtz
                                                     Chief Financial Officer

                                 EXHIBIT INDEX



    EXHIBIT
    NUMBER    DESCRIPTION
    ------    -----------

     99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
              Joseph A. Hensley

     99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by
              Randall D. Kurtz